Form 10-Q
period 1996-03-31
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1996-05-15
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549
(Mark One)
  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended March 31, 1996

                                    OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-10788

                   INTERNATIONAL SPECIALTY PRODUCTS INC.
          (Exact name of registrant as specified in its charter)


        Delaware                                            51-0333696
(State of Incorporation)                               (I. R. S. Employer
                                                        Identification No.)

 818 Washington Street, Wilmington, Delaware                  19801
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (302) 429-8554


                      Commission File Number 33-44862

                            ISP CHEMICALS INC.
          (Exact name of registrant as specified in its charter)


         Delaware                                           13-3416260
(State of Incorporation)                               (I. R. S. Employer
                                                        Identification No.)

 Rt. 95 Industrial Area, P.O. Box 37
 Calvert City, Kentucky                                       42029
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (502) 395-4165

                    Commission File Number 33-44862-01

                           ISP TECHNOLOGIES INC.
          (Exact name of registrant as specified in its charter)



         Delaware                                           51-0333795
(State of Incorporation)                               (I. R. S. Employer
                                                        Identification No.)

 State Highway 146 & Industrial Road
 Texas City, Texas                                            77590
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code        (409) 945-3411

See table of additional registrants.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   /X/          NO    / /


As of May 10, 1996, 97,449,753 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of May 10, 1996, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding.

As of May 10, 1996, each of the additional registrants had the number of shares outstanding which is shown on the table below.

                          ADDITIONAL REGISTRANTS

                                                                Commission
Address, including zip
                                                                File
No./I.R.S   code, and telephone number,
                                                  No. of        Employer
including area code, of
Exact name of registrant as       State of        Shares
Identification   registrant's principal
specified in its charter          Incorporation   Outstanding   No.
executive office
- - ---------------------------       --------------  -----------   -----------
- - ----  ----------------------------
ISP (PUERTO RICO) INC.            Delaware            10        33-44862-
03/     Suite 206B Iturregui Plaza
                                                                13-2626732
65th Infanteria Avenue

Rio Piedras, Puerto Rico 00924

(809) 768-5400

ISP ENVIRONMENTAL SERVICES INC.   Delaware            10        33-44862-
04/     1361 Alps Road
                                                                51-0333801
Wayne, NJ 07470

(201) 628-3000

ISP FILTERS INC.                  Delaware            10        33-44862-
05/     4436 Malone Road
                                                                51-0333796
Memphis, TN 38118

(901) 795-2445

ISP GLOBAL TECHNOLOGIES INC.      Delaware            10        33-44862-
06/     818 Washington Street
                                                                51-0333802
Wilmington, DE 19801

(302) 429-7492

ISP INTERNATIONAL CORP.           Delaware            10        33-44862-
07/     818 Washington Street
                                                                51-0333734
Wilmington, DE 19801

(302) 429-7493

ISP INVESTMENTS INC.              Delaware            10        33-44862-
08/     818 Washington Street
                                                                51-0333803
Wilmington, DE 19801

(302) 429-7496

ISP MANAGEMENT COMPANY, INC.      Delaware            10        33-44862-
09/     1361 Alps Road
                                                                51-0333800
Wayne, NJ 07470

(201) 628-3000

ISP MINERAL PRODUCTS INC.         Delaware            10        33-44862-
10/     34 Charles Street
                                                                51-0333794
Hagerstown, MD 21740

(301) 733-4000

ISP MINERALS INC.                 Delaware            10        33-44862-
11/     Route 116
                                                                51-0333798
Blue Ridge Summit, PA 17214

(717) 794-2184

ISP REAL ESTATE COMPANY, INC.     Delaware             2        33-44862-
12/     1361 Alps Road
                                                                22-2886551
Wayne, NJ 07470

(201) 628-3000

ISP REALTY CORPORATION            Delaware           1000       33-44862-
13/     1361 Alps Road
                                                                13-2720081
Wayne, NJ 07470

(201) 628-3000

VERONA INC.                       Delaware            100       33-44862-
16/     NCNB Plaza, Suite 300
                                                                22-3036319
7 North Laurens Street

Greenville, SC 29601

(803) 271-9194

BLUEHALL INCORPORATED             Delaware             1        33-44862-
15/     818 Washington Street
                                                                13-3335905
Wilmington, DE 19801

(302) 651-0165

                      Part I - FINANCIAL INFORMATION
                       Item 1 - FINANCIAL STATEMENTS


                   INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                   (Thousands, except per share amounts)


                                                    Quarter Ended
                                              ------------------------
                                              April 2,       March 31,
                                                1995           1996
                                              --------       ---------

Net sales.................................    $179,899       $185,611
                                              --------       --------
Costs and expenses:
  Cost of products sold...................     113,243        112,896
  Selling, general and administrative.....      32,145         35,224
  Goodwill amortization...................       3,309          3,300
                                              --------       --------
    Total costs and expenses..............     148,697        151,420
                                              --------       --------

Operating income..........................      31,202         34,191
Interest expense..........................      (8,118)        (7,896)
Equity in earnings of joint venture.......         450          1,414
Other income, net.........................         573          3,574
                                              --------       --------

Income before income taxes ...............      24,107         31,283
Income taxes..............................      (9,038)       (11,415)
                                              --------       --------
Net income................................    $ 15,069       $ 19,868
                                              ========       ========

Earnings per common share.................    $    .15       $    .20
                                              ========       ========

Weighted average number of common shares
  outstanding.............................      99,666         97,742
                                              ========       ========


              See Notes to Consolidated Financial Statements

                   INTERNATIONAL SPECIALTY PRODUCTS INC.

                        CONSOLIDATED BALANCE SHEETS


                                                   December 31,   March 31,
                                                       1995          1996
                                                   ------------   ---------
ASSETS                                                    (Thousands)
Current Assets:
  Cash ..........................................   $   14,080   $   31,408
  Investments in trading securities..............       17,183       15,933
  Investments in available-for-sale securities...      114,099       84,539
  Investments in held-to-maturity securities.....        4,618        4,806
  Accounts receivable, trade, net................       60,327       76,145
  Accounts receivable, other.....................       12,356       21,450
  Inventories....................................      107,969       97,377
  Other current assets...........................       12,920       13,179
                                                    ----------   ----------
   Total Current Assets..........................      343,552      344,837
Property, plant and equipment, net...............      475,550      475,156
Goodwill, net....................................      430,458      427,158
Other assets.....................................       63,378       58,724
                                                    ----------   ----------
Total Assets.....................................   $1,312,938   $1,305,875
                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................   $   36,199   $   22,450
  Current maturities of long-term debt...........          398          431
  Loan payable to related party..................       50,597       45,610
  Accounts payable...............................       41,727       46,913
  Accrued liabilities............................       56,538       56,001
  Payable to related parties, net................        9,429        7,526
  Income taxes...................................        6,114        7,007
                                                    ----------   ----------
    Total Current Liabilities....................      201,002      185,938
                                                    ----------   ----------
Long-term debt less current maturities...........      280,254      287,009
                                                    ----------   ----------
Long-term note payable to related party..........       67,237       51,553
                                                    ----------   ----------
Deferred income taxes............................       55,743       52,674
                                                    ----------   ----------
Other liabilities................................       65,458       64,410
                                                    ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized.................            -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized: 99,888,646
    shares issued.................................         999          999
  Additional paid-in capital......................     504,544      504,602
  Treasury stock, at cost - 2,122,395 and
    2,141,833 shares..............................     (16,718)     (16,992)
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's stockholders............     (63,483)     (63,483)
  Retained earnings...............................     199,634      219,502
  Cumulative translation adjustment and other.....      18,268       19,663
                                                    ----------   ----------
    Total Stockholders' Equity....................     643,244      664,291
                                                    ----------   ----------
Total Liabilities and Stockholders' Equity........  $1,312,938   $1,305,875
                                                    ==========   ==========


              See Notes to Consolidated Financial Statements

                   INTERNATIONAL SPECIALTY PRODUCTS INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Quarter Ended
                                                       --------------------
                                                       April 2,  March 31,
                                                         1995      1996
                                                       --------  ---------
                                                           (Thousands)

Cash and cash equivalents, beginning of period........  $ 62,864  $ 31,263
                                                        --------  --------

Cash provided by operating activities:
  Net income...........................................   15,069    19,868
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation.....................................    8,635     9,102
      Goodwill amortization............................    3,309     3,300
      Deferred income taxes............................   (2,290)   (4,905)
  (Increase) decrease in working capital items.........  (27,261)   (8,975)
  Increase (decrease) in net payable to related parties    1,417    (1,903)
  Change in cumulative translation adjustment..........    9,870    (2,801)
  Other, net...........................................   (8,163)    4,685
                                                        --------  --------
    Net cash provided by operating activities..........      586    18,371
                                                        --------  --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition.................   (6,447)   (9,871)
  Purchases of available-for-sale securities...........  (68,236)  (36,856)
  Purchases of held-to-maturity securities.............        -    (3,306)
  Designation of trading securities as available-for-
    sale...............................................   (2,697)        -
  Proceeds from sales of available-for-sale securities.   40,946    72,587
  Proceeds from held-to-maturity securities............        -     3,118
                                                        --------  --------
    Net cash provided by (used in) investing activities  (36,434)   25,672
                                                        --------  --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable............    1,768         -
  Increase (decrease) in short-term debt...............   20,547   (14,081)
  Increase in long-term debt, net......................    6,930     6,704
  Decrease in loans from related party.................  (17,588)  (20,671)
  Repurchases of common stock..........................   (2,445)     (464)
  Other................................................        -       547
                                                        --------  --------
    Net cash provided by (used in) financing activities    9,212   (27,965)
                                                        --------  --------
Net change in cash and cash equivalents................  (26,636)   16,078
                                                        --------  --------
Cash and cash equivalents, end of period............... $ 36,228  $ 47,341
                                                        ========  ========

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)............... $ 11,642  $ 12,020
    Income taxes (including taxes paid pursuant to the
      Tax Sharing Agreement)...........................    2,817    14,174


              See Notes to Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and March 31, 1996, and the results of operations and cash flows for the periods ended April 2, 1995 and March 31, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report"), which was incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year then ended (the "Form 10-K").


NOTE A:   Inventories consist of the following:

                                          December 31,    March 31,
                                               1995          1996
                                          ------------    ---------
                                                   (Thousands)
          Finished goods...................  $ 71,431      $ 59,273
          Work in process..................    20,540        22,085
          Raw materials and supplies.......    18,634        18,857
                                             --------      --------
          Total............................   110,605       100,215
          Less LIFO reserve................    (2,636)       (2,838)
                                             --------      --------
          Inventories......................  $107,969      $ 97,377
                                             ========      ========


NOTE B:   Contingencies

          Asbestos Litigation Against GAF

               GAF Corporation ("GAF"), a parent of the Company, has advised the Company that, as of March 31, 1996, GAF had been named as a defendant in approximately 48,400 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber, having resolved approximately 205,000 other lawsuits involving similar claims, and as a co-defendant in 10 pending lawsuits alleging economic and property damage or other injuries in public and private buildings caused, in whole or in part, by what is claimed to be the present or future need to remove asbestos material from those premises.

               The reserves of GAF and G-I Holdings Inc. ("G-I Holdings"), a wholly owned subsidiary of GAF, for asbestos bodily injury claims, as of March 31, 1996, were approximately $359.6 million (before estimated present value of recoveries from products liability insurance policies of approximately $185.6 million and related deferred tax benefits of approximately $66.8 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability, as of March 31, 1996, before estimated recoveries from products liability insurance policies, was $401.9 million. GAF's and G-I Holdings' estimate of liability for asbestos claims is based on the pending class-action settlement of future asbestos bodily injury claims (the "Settlement") becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies. On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which found the Settlement fair and reasonable. GAF has advised the Company that it intends to pursue vigorously a rehearing before the Third Circuit en banc and ultimately, if necessary, an appeal of the Third Circuit's decision to the United States Supreme Court. GAF also has advised the Company that it continues to believe the Settlement will ultimately be upheld on appeal. As of March 31, 1996, G-I Holdings' stockholder's equity was a deficit of $.9 million.

               Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims, but the Company cannot predict whether any such claims will be asserted against it or the outcome of any litigation related to such claims. In addition, should GAF be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF, including its indirect holdings of common stock of the Company, and such enforcement could result in a change of control of the Company.


          Environmental Litigation

               The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

               At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company estimates that its liability in respect of all Environmental Claims, as of March 31, 1996, will be approximately $16.9 million, before insurance recoveries reflected on the Company's balance sheet (discussed below) of $6.9 million ("estimated recoveries"). In the opinion of the Company's management, the resolution of the Environmental Claims should not, individually or in the aggregate, be material to the results of operations, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal defenses to liability and the financial responsibility of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

               After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and it may receive amounts substantially in excess thereof. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

               The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995, and GAF commenced litigation on behalf of itself and its subsidiaries seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

               For further information regarding asbestos-related and environmental matters, reference is made to Note 14 to Consolidated Financial Statements contained in the Annual Report.

        Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 1996 Compared With
                        First Quarter 1995

     The Company recorded first quarter 1996 net income of $19.9 million (20 cents per share) versus $15.1 million (15 cents per share) in the first quarter of 1995. The 32% increase in net income was primarily attributable to higher operating income, as well as income from the GAF-Huls Chemie GmbH ("GAF-Huls") joint venture and other income.

     Net sales for the first quarter of 1996 increased 3% to $185.6 million compared with $179.9 million for the first quarter of 1995. The sales growth was attributable to increased sales of specialty chemicals (up $9 million or 6%), primarily reflecting increased sales volumes and higher selling prices. This increase resulted from increased sales in the U.S., Europe and the Western Hemisphere. Sales for the mineral products business decreased by $3.2 million (15%) due to lower sales volumes resulting from a lost customer and adverse weather conditions.

     Operating income for the first quarter of 1996 was $34.2 million, a 10% increase over last year's $31.2 million. The increase in operating income was attributable to higher specialty chemicals operating income (up $5.6 million or 22%), partially offset by lower mineral products results (down $1.5 million or 37%). The higher specialty chemicals operating income resulted from the higher sales levels and improved gross margins (up
3.2 percentage points) due primarily to improved price/cost margins and continued benefits from the Company's reengineering program.

     Interest expense for the quarter was $7.9 million compared with $8.1 million for the same period last year, primarily reflecting lower average borrowings. Other income, net was $3.6 million in the first quarter of 1996 compared with $.6 million last year, primarily reflecting gains associated with the Company's program to hedge certain of its foreign currency exposures, and, to a lesser extent, higher investment income.

Liquidity and Financial Condition

     During the first quarter of 1996, the Company generated cash from operations of $18.4 million, invested $9.9 million in capital expenditures and an acquisition, and generated $35.5 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $44 million before financing activities. Working capital increased by $27.3 million, primarily reflecting a $24.8 million increase in accounts receivable due to higher sales in March 1996 versus December 1995, partially offset by a $10.6 million reduction in inventories and a $5.2 million increase in accounts payable. Cash from operations in the first quarter of 1996 included a $5.1 million dividend received from the GAF-Huls joint venture.

     Net cash used in financing activities totaled $28 million for the first quarter of 1996, primarily reflecting a $20.7 million reduction in borrowings from an affiliate and a $14.1 million decrease in short-term borrowings, partially offset by a $6.2 million increase in borrowings under the Company's bank credit agreements. Financing activities also reflected $.5 million of repurchases of the Company's common stock pursuant to a share repurchase program. In anticipation of the expected completion of the Company's share repurchase program in the second quarter of 1996, the Company's Board of Directors has authorized the repurchase of an additional 1,000,000 shares.

     As a result of the foregoing factors, cash and cash equivalents increased by $16.1 million during the first quarter of 1996 to $47.3 million (excluding $84.5 million of available-for-sale securities and $4.8 million of held-to-maturity securities).

     See Note B to Consolidated Financial Statements for information regarding contingencies.

                                  PART II


                             OTHER INFORMATION


Item 1.  Legal Proceedings

     The discussion relating to legal proceedings contained in Note B to Consolidated Financial Statements in Part I is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                SIGNATURES
                                -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTERNATIONAL SPECIALTY PRODUCTS INC.
                                    ISP CHEMICALS INC.
                                    ISP TECHNOLOGIES INC.
                                    ISP (PUERTO RICO) INC.
                                    ISP ENVIRONMENTAL SERVICES INC.
                                    ISP FILTERS INC.
                                    ISP GLOBAL TECHNOLOGIES INC.
                                    ISP INTERNATIONAL CORP.
                                    ISP INVESTMENTS INC.
                                    ISP MANAGEMENT COMPANY, INC.
                                    ISP MINERAL PRODUCTS INC.
                                    ISP MINERALS INC.
                                    ISP REAL ESTATE COMPANY, INC.
                                    ISP REALTY CORPORATION
                                    VERONA INC.
                                    BLUEHALL INCORPORATED


DATE: May 14, 1996               BY: /s/Randall R. Lay
      ------------                   --------------------------
                                     Randall R. Lay
                                     Vice President and
                                      Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)