Form 10-Q
period 1996-06-30
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1996-08-14
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 30, 1996

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

 Rt. 95 Industrial Area, PO Box 37
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


YES  /X/          NO  / /


As of August 9, 1996, 97,062,002 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of August 9, 1996, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding.

As of August 9, 1996, each of the additional registrants had the number of shares outstanding which is shown on the table below.

                            ADDITIONAL REGISTRANTS

                                                                Commission
Address, including zip
                                                                File No./I.R.S
code, and telephone number,
                                                  No. of        Employer
including area code, of
Exact name of registrant as       State of        Shares        Identification
registrant's principal
specified in its charter          Incorporation   Outstanding   No.
executive office
- ---------------------------       --------------  -----------   ---------------
- ----------------------------
ISP (PUERTO RICO) INC.            Delaware            10        33-44862-03/
Suite 206B Iturregui Plaza
                                                                13-2626732
65th Infanteria Avenue

Rio Piedras, Puerto Rico 00924

(809) 768-5400

ISP ENVIRONMENTAL SERVICES INC.   Delaware            10        33-44862-04/
1361 Alps Road
                                                                51-0333801
Wayne, NJ 07470

(201) 628-3000

ISP FILTERS INC.                  Delaware            10        33-44862-05/
4436 Malone Road
                                                                51-0333796
Memphis, TN 38118

(901) 795-2445

ISP GLOBAL TECHNOLOGIES INC.      Delaware            10        33-44862-06/
818 Washington Street
                                                                51-0333802
Wilmington, DE 19801

(302) 429-7492

ISP INTERNATIONAL CORP.           Delaware            10        33-44862-07/
818 Washington Street
                                                                51-0333734
Wilmington, DE 19801

(302) 429-7493

ISP INVESTMENTS INC.              Delaware            10        33-44862-08/
818 Washington Street
                                                                51-0333803
Wilmington, DE 19801

(302) 429-7496

ISP MANAGEMENT COMPANY, INC.      Delaware            10        33-44862-09/
1361 Alps Road
                                                                51-0333800
Wayne, NJ 07470

(201) 628-3000

ISP MINERAL PRODUCTS INC.         Delaware            10        33-44862-10/
34 Charles Street
                                                                51-0333794
Hagerstown, MD 21740

(301) 733-4000

ISP MINERALS INC.                 Delaware            10        33-44862-11/
Route 116
                                                                51-0333798
Blue Ridge Summit, PA 17214

(717) 794-2184

ISP REAL ESTATE COMPANY, INC.     Delaware             2        33-44862-12/
1361 Alps Road
                                                                22-2886551
Wayne, NJ 07470

(201) 628-3000

ISP REALTY CORPORATION            Delaware           1000       33-44862-13/
1361 Alps Road
                                                                13-2720081
Wayne, NJ 07470

(201) 628-3000

VERONA INC.                       Delaware            100       33-44862-16/
NCNB Plaza, Suite 300
                                                                22-3036319
7 North Laurens Street

Greenville, SC 29601

(803) 271-9194

BLUEHALL INCORPORATED             Delaware             1        33-44862-15/
818 Washington Street
                                                                13-3335905
Wilmington, DE 19801

(302) 651-0165

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                     Second Quarter Ended    Six Months Ended
                                     --------------------   ------------------
                                      July 2,   June 30,    July 2,  June 30,
                                       1995       1996       1995      1996
                                     --------   --------   --------  --------

Net sales..........................  $182,630   $184,955   $362,529  $370,566
                                     --------   --------   --------  --------

Costs and expenses:
  Cost of products sold............   109,236    107,122    222,479   220,018
  Selling, general and
    administrative.................    33,858     36,511     66,003    71,735
  Goodwill amortization............     3,309      3,300      6,618     6,600
                                     --------   --------   --------  --------
    Total costs and expenses.......   146,403    146,933    295,100   298,353
                                     --------   --------   --------  --------

Operating income...................    36,227     38,022     67,429    72,213
Interest expense...................    (8,419)    (7,022)   (16,537)  (14,918)
Equity in earnings of joint venture     1,500      1,736      1,950     3,150
Other income, net..................       323      2,893        896     6,467
                                     --------   --------   --------  --------

Income before income taxes.........    29,631     35,629     53,738    66,912
Income taxes.......................   (11,055)   (13,033)   (20,093)  (24,448)
                                     --------   --------   --------  --------
Net income.........................  $ 18,576   $ 22,596   $ 33,645  $ 42,464
                                     ========   ========   ========  ========

Earnings per common share..........  $    .19   $    .23   $    .34  $    .44
                                     ========   ========   ========  ========


Weighted average number of common
 shares outstanding................    98,723     97,489     99,197    97,617
                                     ========   ========   ========  ========


                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,     June 30,
                                                        1995           1996
                                                    ------------   ----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash..........................................     $   14,080    $   11,781
  Investments in trading securities.............         17,183         9,056
  Investments in available-for-sale securities..        114,099       124,267
  Investments in held-to-maturity securities....          4,618         4,503
  Accounts receivable, trade, net...............         60,327        75,640
  Accounts receivable, other....................         12,356        19,784
  Receivable from related parties, net..........              -         4,680
  Inventories...................................        107,969        95,430
  Other current assets..........................         12,920        14,370
                                                     ----------    ----------
    Total Current Assets........................        343,552       359,511
Property, plant and equipment, net..............        475,550       477,603
Goodwill, net...................................        430,458       423,858
Other assets....................................         63,378        58,503
                                                     ----------    ----------
Total Assets....................................     $1,312,938    $1,319,475
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................     $   36,199    $   27,774
  Current maturities of long-term debt..........            398           405
  Loan payable to related party.................         50,597        52,857
  Accounts payable..............................         41,727        47,249
  Accrued liabilities...........................         56,538        61,422
  Payable to related parties, net...............          9,429             -
  Income taxes..................................          6,114         6,226
                                                     ----------    ----------
    Total Current Liabilities...................        201,002       195,933
                                                     ----------    ----------
Long-term debt less current maturities..........        280,254       251,849
                                                     ----------    ----------
Long-term note payable to related party.........         67,237        80,072
                                                     ----------    ----------
Deferred income taxes...........................         55,743        49,659
                                                     ----------    ----------
Other liabilities...............................         65,458        64,114
                                                     ----------    ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized................              -             -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  99,888,646
    shares issued...............................            999           999
  Additional paid-in capital....................        504,544       504,641
  Treasury stock, at cost - 2,122,395 and
    2,480,334 shares............................        (16,718)      (21,078)
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's stockholders..........        (63,483)      (63,483)
  Retained earnings.............................        199,634       242,098
  Cumulative translation adjustment and other...         18,268        14,671
                                                     ----------    ----------
    Total Stockholders' Equity..................        643,244       677,848
                                                     ----------    ----------
Total Liabilities and Stockholders' Equity......     $1,312,938    $1,319,475
                                                     ==========    ==========

                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Six Months Ended
                                                          --------------------
                                                           July 2,   June 30,
                                                            1995       1996
                                                          --------   --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $ 62,864   $ 31,263
                                                          --------   --------

Cash provided by operating activities:
  Net income...........................................     33,645     42,464
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.....................................     17,677     18,678
      Goodwill amortization............................      6,618      6,600
      Deferred income taxes............................     (3,443)    (7,075)
  (Increase) decrease in working capital items.........    (14,862)    (1,018)
  Change in net receivable from/payable to
    related parties....................................     (7,544)   (14,109)
  Change in cumulative translation adjustment..........      8,805     (5,875)
  Other, net...........................................     (9,617)     4,044
                                                          --------   --------
    Net cash provided by operating activities..........     31,279     43,709
                                                          --------   --------

Cash used in investing activities:
  Capital expenditures and acquisition.................    (16,056)   (21,197)
  Purchases of available-for-sale securities...........   (146,281)  (130,064)
  Purchases of held-to-maturity securities.............       (510)    (3,306)
  Designation of trading securities as available-for-
    sale...............................................     (2,697)    (9,928)
  Proceeds from sales of available-for-sale securities.     91,796    133,178
  Proceeds from held-to-maturity securities............          -      3,421
                                                          --------   --------
    Net cash used in investing activities..............    (73,748)   (27,896)
                                                          --------   --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable............      1,768          -
  Increase (decrease) in short-term debt...............     22,439     (8,757)
  Decrease in long-term debt, net......................    (21,249)   (28,482)
  Increase (decrease) in loans from related party......      2,537     15,095
  Repurchases of common stock..........................    (11,173)    (4,816)
  Other................................................         41        721
                                                          --------   --------
    Net cash used in financing activities..............     (5,637)   (26,239)
                                                          --------   --------
Net change in cash and cash equivalents................    (48,106)   (10,426)
                                                          --------   --------
Cash and cash equivalents, end of period...............   $ 14,758   $ 20,837
                                                          ========   ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $ 17,856   $ 17,140
    Income taxes (including taxes paid pursuant to the
      Tax Sharing Agreement)...........................     22,682     41,957

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and June 30, 1996, and the results of operations and cash flows for the periods ended July 2, 1995 and June 30, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report"), which was incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year then ended (the "Form 10-K").

NOTE A: On July 26, 1996, two domestic subsidiaries (the "Borrowers") of the Company refinanced their $250 million long-term revolving credit facility and $150 million one-year revolving credit facility with a $400 million five-year revolving credit facility (the "Credit Agreement"). Borrowings under the Credit Agreement bear interest at a floating rate based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of the Borrowers. All of the Borrowers' obligations under the Credit Agreement are guaranteed by the Company and its other domestic subsidiaries.

               The Credit Agreement permits the Borrowers to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million. As of June 30, 1996, $2.3 million of letters of credit for the benefit of affiliates were outstanding.

               The Credit Agreement permits the Company to pay cash dividends and make other restricted payments (as defined) of up to the sum of $50 million plus 50% of the sum of its consolidated net income (if positive) after January 1, 1996 plus the aggregate net cash proceeds from issuance of the Company's common stock after December 31, 1995.

NOTE B:   Inventories consist of the following:

                                               December 31,    June 30,
                                                   1995          1996
                                               ------------    --------
                                                       (Thousands)
          Finished goods.....................     $ 71,431     $ 56,836
          Work in process....................       20,540       23,606
          Raw materials and supplies.........       18,634       18,461
                                                  --------     --------
          Total..............................      110,605       98,903
          Less LIFO reserve..................       (2,636)      (3,473)
                                                  --------     --------
          Inventories........................     $107,969     $ 95,430
                                                  ========     ========

NOTE C:   Contingencies

          Asbestos Litigation Against GAF

               GAF Corporation ("GAF"), a parent of the Company, has advised the Company that, as of June 30, 1996, GAF had been named as a defendant in approximately 46,500 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber, having resolved approximately 220,000 other lawsuits involving similar claims, and as a co-defendant in 8 pending lawsuits alleging economic and property damage or other injuries in public and private buildings caused, in whole or in part, by what is claimed to be the present or future need to remove asbestos material from those premises.

               The reserves of GAF and G-I Holdings Inc. ("G-I Holdings"), a wholly owned subsidiary of GAF, for asbestos bodily injury claims, as of June 30, 1996, were approximately $341.5 million (before estimated present value of recoveries from products liability insurance policies of approximately $188.1 million and related deferred tax benefits of approximately $54.9 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability, as of June 30, 1996, before estimated recoveries from products liability insurance policies, was $380.9 million. GAF's and G-I Holdings' estimate of liability for asbestos claims is based on the pending class-action settlement of future asbestos bodily injury claims (the "Settlement") becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies. On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which found the Settlement fair and reasonable. GAF has advised the Company that it intends to file a petition for a writ of certiorari with the United States Supreme Court to pursue an appeal of the Third Circuit's decision. GAF also has advised the Company that it continues to believe the Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard. As of June 30, 1996, G-I Holdings' stockholder's equity was $10.1 million.

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

               At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company estimates that its liability in respect of all Environmental Claims, as of June 30, 1996, will be approximately $17.4 million, before insurance recoveries reflected on the Company's balance sheet (discussed below) of $6.9 million ("estimated recoveries"). In the opinion of the Company's management, the resolution of the Environmental Claims should not, individually or in the aggregate, be material to the results of operations, liquidity or financial position of the Company. However, adverse decisions or events, particularly as to the merits of the Company's factual and legal defenses to liability and the financial responsibility of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1996 Compared With
                        Second Quarter 1995

     The Company recorded second quarter 1996 net income of $22.6 million (23 cents per share) versus $18.6 million (19 cents per share) in the second quarter of 1995. The 22% increase in net income was primarily attributable to higher operating and other income and lower interest expense.

     Net sales for the second quarter of 1996 were $185 million compared with $182.6 million for the second quarter of 1995. The sales growth was attributable to increased sales in all business segments, primarily resulting from increased sales volumes and/or higher selling prices. The higher sales reflected higher international sales, partially offset by the unfavorable effect ($4.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world and by lower domestic sales.

     Operating income for the second quarter of 1996 was $38 million, a 5% increase over last year's $36.2 million. The increase in operating income was attributable to higher specialty chemicals operating income (up $3.0 million or 10%), partially offset by lower mineral and filter products results (down $0.5 and $0.9 million, respectively). The higher specialty chemicals operating income resulted from the higher sales levels and improved gross margins (up 3.4 percentage points) due primarily to improved pricing.

     Interest expense for the second quarter of 1996 was $7 million compared with $8.4 million for the same period last year, with the decrease due to lower interest rates and lower average borrowings. Other income, net was $2.9 million in the second quarter of 1996 compared with $.3 million last year, primarily reflecting higher investment income.

Results of Operations - Six Months 1996 Compared With
                        Six Months 1995

     For the first six months of 1996, the Company recorded net income of $42.5 million (44 cents per share), compared with net income of $33.6 million (34 cents per share) for the first six months of 1995. The 26% increase in net income was the result of higher operating and other income, as well as higher income from the GAF-Huls Chemie Gmbh joint venture ("GAF-Huls") and lower interest expense.

     Net sales for the first six months of 1996 were $370.6 million versus $362.5 million for the same period in 1995. The sales growth was attributable to increased sales of specialty chemicals (up $9.9 million), primarily reflecting increased sales volumes and higher sales prices. This increase resulted from higher sales in all geographic regions partially offset by the unfavorable effect ($4.2 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales for the mineral products business decreased by $3.0 million (7%) due to lower sales volumes resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996.

     Operating income for the first six months of 1996 increased by 7% to $72.2 million from last year's $67.4 million. The increase in operating income was due to higher specialty chemicals operating income (up $8.5 million or 15%), partially offset by lower mineral and filter products results (down $2.0 million each). The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 3.2 percentage points) due to improved pricing and continued benefits from the Company's re-engineering program.

     Interest expense was $14.9 million for the first six months of 1996, a 10% decrease compared with $16.5 million for the same period last year. The decrease reflected lower interest rates and lower average borrowings. Other income, net was $6.5 million for the first six months of 1996 compared with $.9 million last year, the increase resulting primarily from higher investment income and gains associated with the Company's program to hedge certain of its foreign currency exposures.

Liquidity and Financial Condition

     During the first six months of 1996, the Company generated cash from operations of $43.7 million, invested $21.2 million in capital expenditures and an acquisition, and invested $6.7 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash inflow of $15.8 million before financing activities. Working capital increased by $1.0 million, primarily reflecting a $22.6 million increase in accounts receivable due to higher sales in June 1996 versus December 1995, offset by a $12.6 million reduction in inventories and a $10.4 million increase in accounts payable and accrued liabilities. Cash from operations in the first six months of 1996 included $5.7 million in dividends received from the GAF-Huls joint venture.

     Net cash used in financing activities totaled $26.2 million for the first six months of 1996, primarily reflecting a $28.8 million reduction in borrowings under the Company's bank credit agreements and an $8.8 million decrease in short-term borrowings, partially offset by a $15.1 million increase in borrowings from an affiliate. Financing activities also reflected $4.8 million in expenditures in connection with the Company's program to repurchase up to a total of 3,500,000 shares of its common stock from time to time in the open market. As of June 30, 1996, 2,564,700 shares had been repurchased pursuant to the program.

     As a result of the foregoing factors, cash and cash equivalents decreased by $10.4 million during the first six months of 1996 to $20.8 million (excluding $124.3 million of available-for-sale securities and $4.5 million of held-to-maturity securities).

     On July 26, 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note A to Consolidated Financial Statements). Borrowings under the Credit Agreement are subject to the application of certain financial covenants contained in the Credit Agreement. Assuming the Credit Agreement was in effect as of June 30, 1996, the application of such covenants would not have restricted amounts available for borrowing under the Credit Agreement.

     See Note C to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 1.  Legal Proceedings

     The discussion relating to legal proceedings contained in Note C to Consolidated Financial Statements in Part I is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 13, 1996, each nominated director was reelected, with at least 96,058,850 votes in favor of, and not more than 131,030 votes withheld from, each nominee, and the proposed amendment to the Company's 1991 Incentive Plan for Key Employees and Directors was approved, with 89,852,021 votes in favor, 6,302,801 votes against and 35,058 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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
                                        VERONA INC.
                                        BLUEHALL INCORPORATED


DATE:  August 13, 1996             BY:  /s/Randall R. Lay
       ---------------                  ---------------------------
                                        Randall R. Lay
                                        Vice President and
                                         Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)