Form 10-Q
period 1996-09-29
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1996-10-29
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 29, 1996

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


YES  /X/          NO  / /


As of October 18, 1996, 96,500,435 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of October 18, 1996, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding.

As of October 18, 1996, each of the additional registrants had the number of shares outstanding which is shown on the table below.

ADDITIONAL REGISTRANTS

                                                                Commission
Address, including zip
                                                                File No./I.R.S
code, and telephone number,
                                                  No. of        Employer
including area code, of
Exact name of registrant as       State of        Shares        Identification
registrant's principal
specified in its charter          Incorporation   Outstanding   No.
executive office
---------------------------       --------------  -----------   ---------------
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

(803) 271-9194

BLUEHALL INCORPORATED             Delaware             1        33-44862-15/
818 Washington Street
                                                                13-3335905
Wilmington, DE 19801

(302) 651-0165

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                   Third Quarter Ended    Nine Months Ended
                                   --------------------  --------------------
                                    Oct. 1,   Sept. 29,    Oct. 1,  Sept. 29,
                                     1995        1996       1995       1996
                                   ---------  ---------  ---------  ---------

Net sales.......................... $167,805   $173,569  $ 530,334   $544,135
                                   ---------  ---------  ---------  ---------

Costs and expenses:
  Cost of products sold............   99,850    100,277    322,329    320,295
  Selling, general and
    administrative.................   32,873     36,501     98,876    108,236
  Goodwill amortization............    3,304      3,300      9,922      9,900
                                    --------  ---------  ---------  ---------
    Total costs and expenses.......  136,027    140,078    431,127    438,431
                                    --------  ---------  ---------  ---------

Operating income...................   31,778     33,491     99,207    105,704
Interest expense...................   (8,284)    (6,961)   (24,821)   (21,879)
Equity in earnings of joint venture    1,000      1,798      2,950      4,948
Other income, net..................    2,973      3,011      3,869      9,478
                                    --------  ---------  ---------  ---------

Income before income taxes.........   27,467     31,339     81,205     98,251
Income taxes.......................   (9,888)   (11,199)   (29,981)   (35,647)
                                    --------  ---------  ---------  ---------
Net income......................... $ 17,579  $  20,140  $  51,224  $  62,604
                                    ========  =========  =========  =========

Earnings per common share.......... $    .18  $     .21  $     .52  $     .64
                                    ========  =========  =========  =========


Weighted average number of common
 shares outstanding................   98,230     97,107     98,876     97,447
                                    ========  =========  =========  =========


                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  September 29,
                                                        1995          1996
                                                    ------------  -------------
ASSETS                                                     (Thousands)
Current Assets:
  Cash..........................................     $   14,080   $     11,767
  Investments in trading securities.............         17,183          1,266
  Investments in available-for-sale securities..        114,099         94,567
  Investments in held-to-maturity securities....          4,618          4,119
  Accounts receivable, trade, net...............         60,327         72,764
  Accounts receivable, other....................         12,356         20,637
  Inventories...................................        107,969         98,354
  Other current assets..........................         12,920         13,726
                                                     ----------   ------------
    Total Current Assets........................        343,552        317,200
Property, plant and equipment, net..............        475,550        482,416
Goodwill, net...................................        430,458        420,558
Other assets....................................         63,378         62,135
                                                     ----------   ------------
Total Assets....................................     $1,312,938   $  1,282,309
                                                     ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................     $   36,199   $     22,518
  Current maturities of long-term debt..........            398            361
  Loan payable to related party.................         50,597         17,797
  Accounts payable..............................         41,727         50,017
  Accrued liabilities...........................         56,538         57,929
  Payable to related parties, net...............          9,429          4,413
  Income taxes..................................          6,114          6,099
                                                     ----------   ------------
    Total Current Liabilities...................        201,002        159,134
                                                     ----------   ------------
Long-term debt less current maturities..........        280,254        239,760
                                                     ----------   ------------
Long-term note payable to related party.........         67,237         80,977
                                                     ----------   ------------
Deferred income taxes...........................         55,743         45,452
                                                     ----------   ------------
Other liabilities...............................         65,458         62,599
                                                     ----------   ------------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized................              -              -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  99,888,646
    shares issued...............................            999            999
  Additional paid-in capital....................        504,544        504,700
  Treasury stock, at cost - 2,122,395 and
    3,002,267 shares............................        (16,718)       (26,522)
  Excess of purchase price over the adjusted
    historical cost of the predecessor company
    shares owned by GAF's stockholders..........        (63,483)       (63,483)
  Retained earnings.............................        199,634        262,238
  Cumulative translation adjustment and other...         18,268         16,455
                                                     ----------     ----------
    Total Stockholders' Equity..................        643,244        694,387
                                                     ----------     ----------
Total Liabilities and Stockholders' Equity......     $1,312,938     $1,282,309
                                                     ==========     ==========


                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                                          --------------------
                                                           Oct. 1,    Sept. 29,
                                                            1995        1996
                                                          --------    --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $ 62,864    $ 31,263
                                                          --------    --------

Cash provided by operating activities:
  Net income...........................................     51,224      62,604
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.....................................     26,698      28,183
      Goodwill amortization............................      9,922       9,900
      Deferred income taxes............................     (5,125)    (11,340)
  (Increase) decrease in working capital items.........    (13,465)     (3,015)
  Change in net receivable from/payable to
    related parties....................................     (9,756)     (5,016)
  Change in cumulative translation adjustment..........      8,022      (4,856)
  Other, net...........................................     (9,870)         37
                                                          --------    --------
    Net cash provided by operating activities..........     57,650      76,497
                                                          --------    --------

Cash used in investing activities:
  Capital expenditures and acquisition.................    (26,559)    (35,669)
  Purchases of available-for-sale securities...........   (228,007)   (194,126)
  Purchases of held-to-maturity securities.............     (5,314)     (9,534)
  Designation of trading securities as available-for-
    sale...............................................     (2,697)     (9,928)
  Proceeds from sales of available-for-sale securities.    134,185     227,838
  Proceeds from held-to-maturity securities............          -      10,033
                                                          --------    --------
    Net cash used in investing activities..............   (128,392)    (11,386)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable............      1,814           -
  Increase (decrease) in short-term debt...............     49,088     (14,013)
  Decrease in long-term debt, net......................    (16,341)    (40,615)
  Decrease in loans from related party.................     (2,384)    (19,060)
  Repurchases of common stock..........................    (13,965)    (10,365)
  Other................................................         62         712
                                                          --------    --------
    Net cash used in financing activities..............     18,274     (83,341)
                                                          --------    --------
Net change in cash and cash equivalents................    (52,468)    (18,230)
                                                          --------    --------
Cash and cash equivalents, end of period...............   $ 10,396    $ 13,033
                                                          ========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $ 30,651    $ 28,175
    Income taxes (including taxes paid pursuant to the
      Tax Sharing Agreement)...........................     35,285      48,681

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1995 and September 29, 1996, and the results of operations and cash flows for the periods ended October 1, 1995 and September 29, 1996. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report"), which was incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year then ended (the "Form 10-K").

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

               The Credit Agreement permits the Borrowers to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million. As of September 29, 1996, $2.3 million of letters of credit for the benefit of affiliates were outstanding.

               The Credit Agreement permits the Company to pay cash dividends and make other restricted payments (as defined) of up to the sum of $50 million plus 50% of the sum of its consolidated net income (if positive) after January 1, 1996 plus the aggregate net cash proceeds from issuance of the Company's common stock after December 31, 1995.

NOTE B:   Inventories consist of the following:

                                               December 31,    Sept. 29,
                                                   1995          1996
                                               ------------    --------
                                                       (Thousands)
          Finished goods.....................     $ 71,431     $ 61,175
          Work in process....................       20,540       23,851
          Raw materials and supplies.........       18,634       17,564
                                                  --------     --------
          Total..............................      110,605      102,590
          Less LIFO reserve..................       (2,636)      (4,236)
                                                  --------     --------
          Inventories........................     $107,969     $ 98,354
                                                  ========     ========

NOTE C:   Contingencies

          Asbestos Litigation Against GAF

               GAF Corporation ("GAF"), a parent of the Company, has advised the Company that, as of September 29, 1996, GAF had been named as a defendant in approximately 59,300 pending lawsuits involving alleged health claims relating to the inhalation of asbestos fiber, having resolved approximately 221,000 other lawsuits involving similar claims, and as a co-defendant in 8 pending lawsuits alleging economic and property damage or other injuries in public and private buildings caused, in whole or in part, by what is claimed to be the present or future need to remove asbestos material from those premises.

               The reserves of GAF and G-I Holdings Inc. ("G-I Holdings"), an indirect wholly owned subsidiary of GAF, for asbestos bodily injury claims, as of September 29, 1996, were approximately $357.8 million (before estimated present value of recoveries from products liability insurance policies of approximately $211 million and related deferred tax benefits of approximately $51.4 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability, as of September 29, 1996, before estimated recoveries from products liability insurance policies, was $398.1 million. GAF's and G-I Holdings' estimate of liability for asbestos claims is based on the pending class-action settlement of future asbestos bodily injury claims (the "Settlement") becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of GAF's recoveries from various insurance companies. On May 10, 1996, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued an opinion, concluding that the class action was not certifiable as a class action, thus reversing the decision of the lower court which found the Settlement fair and reasonable. GAF has filed a petition for a writ of certiorari with the United States Supreme Court to pursue an appeal of the Third Circuit's decision. GAF has advised the Company that it continues to believe the

          Settlement should ultimately be upheld on appeal, although there can be no assurance in this regard. As of September 29, 1996, G-I Holdings' stockholder's equity was $61.7 million.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1996 Compared With
                        Third Quarter 1995

     The Company recorded third quarter 1996 net income of $20.1 million (21 cents per share) versus $17.6 million (18 cents per share) in the third quarter of 1995. The 15% increase in net income was attributable to higher operating income, reduced interest expense and higher equity income from the GAF-Huls Chemie GmbH joint venture ("GAF-Huls").

     Net sales for the third quarter of 1996 were $173.6 million compared with $167.8 million for the third quarter of 1995. The higher sales reflected higher unit sales in the U.S., Europe and the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region and the unfavorable effect ($2.2 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world.

     Operating income for the third quarter of 1996 was $33.5 million, a 5% increase over last year's $31.8 million. The increase in operating income was attributable to higher specialty chemicals operating income (up $1.1 million or 4%) and higher mineral products operating income (up $.9 million or 18%), due to increased sales and improved gross margins, partially offset by lower filter products results (down $.4 million). The improved specialty chemicals gross margins (up 2.3 percentage points) were due to the continued benefits from the Company's re-engineering program.

     Interest expense for the third quarter of 1996 was $7.0 million compared with $8.3 million for the same period last year, with the decrease due to lower interest rates and lower average borrowings. Other income, net was $3.0 million in each of the third quarters of 1996 and 1995.

Results of Operations - Nine Months 1996 Compared With
                        Nine Months 1995

     For the first nine months of 1996, the Company recorded net income of $62.6 million (64 cents per share), compared with net income of $51.2 million (52 cents per share) for the first nine months of 1995. The 22% increase in net income was the result of higher operating and other income, as well as reduced interest expense and higher equity income from GAF-Huls.

     Net sales for the first nine months of 1996 were $544.1 million versus $530.3 million for the same period in 1995. The sales growth was attributable to increased sales of specialty chemicals (up $12.6 million), primarily reflecting increased sales volumes and higher sales prices, and also reflected higher filter products sales (up $2.7 million) due to increased sales volumes. The increase in sales resulted from higher sales in the U.S., Europe and the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region and the unfavorable effect ($6.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales for the mineral products business decreased by $1.8 million (3%) due to lower sales volumes resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996.

     Operating income for the first nine months of 1996 increased by 7% to $105.7 million from last year's $99.2 million. The increase in operating income was due to higher specialty chemicals operating income (up $9.7 million or 12%), partially offset by lower mineral and filter products results (down $1.1 and $2.4 million, respectively). The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 2.9 percentage points) due to improved pricing and continued benefits from the Company's re-engineering program.

     Interest expense was $21.9 million for the first nine months of 1996, a 12% decrease compared with $24.8 million for the same period last year. The decrease reflected lower interest rates and lower average borrowings. Other income, net was $9.5 million for the first nine months of 1996 compared with $3.9 million last year, the increase resulting primarily from higher investment income and gains associated with the Company's program to hedge certain of its foreign currency exposures.

Liquidity and Financial Condition

     During the first nine months of 1996, the Company generated cash from operations of $76.5 million, invested $35.7 million in capital expenditures and an acquisition, and generated $24.3 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $65.1 million before financing activities. Working capital increased by $3.0 million, primarily reflecting a $20.6 million increase in accounts receivable due to higher sales in September 1996 versus December 1995, offset by a $9.7 million reduction in inventories and a $9.5 million increase in accounts payable and accrued liabilities. Cash from operations in the first nine months of 1996 included $5.7 million in dividends received from GAF-Huls.

     Net cash used in financing activities totaled $83.3 million for the first nine months of 1996, primarily reflecting a $40.8 million reduction in borrowings under the Company's bank credit agreements, a $14 million decrease in short-term borrowings and a $19.1 million decrease in borrowings from an affiliate. Financing activities also reflected $10.4 million of repurchases of the Company's common stock pursuant to a share repurchase program. In anticipation of the expected completion of the Company's share repurchase program in the near future, the Company's Board of Directors has authorized the repurchase of an additional one million shares of its common stock, increasing the previously announced repurchase program to 4.5 million shares. As of September 29, 1996, 3,099,300 shares had been repurchased pursuant to the program.

     As a result of the foregoing factors, cash and cash equivalents decreased by $18.2 million during the first nine months of 1996 to $13 million (excluding $94.6 million of available-for-sale securities and $4.1 million of held-to-maturity securities).

     On July 26, 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note A to Consolidated Financial Statements). Borrowings under the Credit Agreement are subject to the application of certain financial covenants contained in the Credit Agreement. As of September 29, 1996, the application of such covenants would not have restricted amounts available for borrowing under the Credit Agreement.

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

(b)  No Reports on Form 8-K were filed during the quarter ended
     September 29, 1996.

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
                                        VERONA INC.
                                        BLUEHALL INCORPORATED


DATE:  October 29, 1996             BY:  /s/Randall R. Lay
       ----------------                 ---------------------------
                                        Randall R. Lay
                                        Vice President and
                                         Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)