Form 10-K
period 1996-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1997-03-27
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                         TO

                            ------------------------

                         COMMISSION FILE NUMBER 1-10788

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               51-0333696
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)

         818 WASHINGTON STREET
          WILMINGTON, DELAWARE                           19801
(Address of Principal Executive Office)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 429-8554

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME ON EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
 --------------------------------------         -----------------------
 Common Stock, par value $.01 per share         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                            ------------------------

                        COMMISSION FILE NUMBER 33-44862

                               ISP CHEMICALS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3416260
        (State of Incorporation)                    (I.R.S. Employer
                                                  Identification No.)

  RT. 95 INDUSTRIAL AREA, P.O. BOX 37
         CALVERT CITY, KENTUCKY                          42029
(Address of Principal Executive Office)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (502) 395-4165

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                            ------------------------

                       COMMISSION FILE NUMBER 33-44862-01

                             ISP TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               51-0333795
        (State of Incorporation)                    (I.R.S. Employer
                                                  Identification No.)

  STATE HIGHWAY 146 & INDUSTRIAL ROAD
           TEXAS CITY, TEXAS                             77590
(Address of Principal Executive Office)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (409) 945-3411

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of International Specialty Products Inc., in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

     As of March 21, 1997, 96,521,481 shares of common stock of International Specialty Products Inc. were outstanding. The aggregate market value of the voting stock held by non-affiliates of International Specialty Products Inc. as of March 21, 1997 was $207,999,343.12. The aggregate market value was computed by reference to the closing price on the New York Stock Exchange of Common Stock of International Specialty Products Inc. on such date ($13 1/8). For purposes of the computation, voting stock held by executive officers and directors of the registrants and ISP Holdings Inc., an affiliate of International Specialty Products Inc., has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such executive officers and directors are affiliates of International Specialty Products Inc.

     As of March 21, 1997, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

     As of March 21, 1997, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1997 Annual Meeting of Stockholders of International Specialty Products Inc. to be filed within 120 days after the Registrants' fiscal year end (the 'Proxy Statement') is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                             ADDITIONAL REGISTRANTS

                                                                            ADDRESS, INCLUDING ZIP CODE
                            STATE OR OTHER                                     AND TELEPHONE NUMBER
      EXACT NAME OF        JURISDICTION OF       NO.      I.R.S. EMPLOYER      INCLUDING AREA CODE,
 REGISTRANT AS SPECIFIED   INCORPORATION OR   OF SHARES   IDENTIFICATION          OF REGISTRANT'S
     IN ITS CHARTER          ORGANIZATION    OUTSTANDING        NO.          PRINCIPAL EXECUTIVE OFFICE
-------------------------  ----------------  -----------  ---------------  ------------------------------
ISP (PUERTO RICO) INC....        Delaware           10        22-2934561   Mirador de Bairoa
                                                                           Calle 27st-14
                                                                           Caquas, Puerto Rico 00725-8900
                                                                           (787) 744-3116

ISP ENVIRONMENTAL
SERVICES INC.............        Delaware           10        51-0333801   1361 Alps Road
                                                                           Wayne, NJ 07470
                                                                           (201) 628-3000

ISP FILTERS INC..........        Delaware           10        51-0333796   4436 Malone Road
                                                                           Memphis, TN 38118
                                                                           (901) 795-2445

ISP GLOBAL TECHNOLOGIES
INC......................        Delaware           10        51-0333802   818 Washington Street
                                                                           Wilmington, DE 19801
                                                                           (302) 429-7492

ISP INTERNATIONAL CORP...        Delaware           10        51-0333734   818 Washington Street
                                                                           Wilmington, DE 19801
                                                                           (302) 429-7493

ISP INVESTMENTS INC......        Delaware           10        51-0333803   818 Washington Street
                                                                           Wilmington, DE 19801
                                                                           (302) 429-7496

ISP MANAGEMENT COMPANY,
INC......................        Delaware           10        51-0333800   1361 Alps Road
                                                                           Wayne, NJ 07470
                                                                           (201) 628-3000

ISP MINERAL PRODUCTS
INC......................        Delaware           10        51-0333794   34 Charles Street
                                                                           Hagerstown, MD 21740
                                                                           (301) 733-4000

ISP MINERALS INC.........        Delaware           10        51-0333798   Route 116
                                                                           Blue Ridge Summit, PA 17214
                                                                           (717) 794-2184

ISP REAL ESTATE COMPANY,
INC......................        Delaware            2        22-2886551   1361 Alps Road
                                                                           Wayne, NJ 07470
                                                                           (201) 628-3000

ISP REALTY CORPORATION...        Delaware        1,000        13-2720081   1361 Alps Road
                                                                           Wayne, NJ 07470
                                                                           (201) 628-3000

VERONA INC...............        Delaware          100        22-3036319   NCNB Plaza, Suite 300
                                                                           7 North Laurens St.
                                                                           Greenville, SC 29601
                                                                           (803) 271-9194

BLUEHALL INCORPORATED....        Delaware            1        13-3335905   818 Washington Street
                                                                           Wilmington, DE 19801
                                                                           (302) 651-0165

                                      iii

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Specialty Products Inc. ('ISP') is a leading multinational manufacturer of specialty chemicals, mineral products, filter products, and advanced materials.

     ISP, incorporated in Delaware in 1991, operates its business exclusively through 19 domestic subsidiaries, including ISP Chemicals Inc., ISP Technologies Inc., ISP Van Dyk Inc. and ISP Fine Chemicals Inc., 37 international subsidiaries and a joint venture with Huls Aktiengesellschaft, a German corporation ('Huls'), in which ISP has a 50% interest and which operates under the name GAF-Huls Chemie GmbH ('GAF-Huls'). Except as the context otherwise requires, 'ISP' or the 'Company' refers to International Specialty Products Inc. and its subsidiaries and their predecessors.

     ISP is an 83.5% owned subsidiary of ISP Holdings Inc. ('ISP Holdings'). ISP is indirectly controlled by Samuel J. Heyman, Chairman of the Board of Directors and Chief Executive Officer of ISP, ISP Holdings and GAF Corporation ('GAF'). On January 1, 1997, GAF effected a series of transactions (collectively, the 'Separation Transactions') involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or G-I Holdings Inc. ('G-I Holdings'), a subsidiary of GAF.

     ISP Chemicals Inc. ('ISP Chemicals'), ISP Technologies Inc. ('ISP Technologies') and the additional registrants are consolidated subsidiaries of ISP and, together with ISP Van Dyk Inc., ISP Fine Chemicals Inc., International Specialty Products Funding Corporation and ISP Newark Inc., constitute all of the active domestic subsidiaries of ISP. ISP Chemicals was incorporated in Delaware in 1987 under the name Nordenham Inc. ISP Technologies was incorporated in Delaware in 1991 under the name ISP 6 Corp.

     The address and telephone number for the principal executive offices of ISP are: 818 Washington Street, Wilmington, Delaware 19801; (302) 429-8554 or (800) 526-5315. The address and telephone number for the principal executive offices of ISP Chemicals are: Route 95 Industrial Area, P.O. Box 37, Calvert City, Kentucky 42029; (502) 395-4165. The address and telephone number for the principal executive offices of ISP Technologies are: State Highway 146 and Industrial Road, Texas City, Texas 77590; (409) 945-3411.

     Financial information concerning ISP's industry segments and foreign and domestic operations required by Item 1 is included in Notes 10 and 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SPECIALTY CHEMICALS

     Products and Markets. ISP manufactures a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. ISP uses proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value added derivatives to meet specific customer requirements. The majority of ISP's specialty chemical products are derived from acetylene, including intermediates, solvents, vinyl ethers and polymers, and sales of these products represent the majority of ISP's specialty chemical sales.

     ISP's specialty chemicals consist of nine main groups of products: vinyl ether polymers, polyvinyl pyrrolidone polymers, solvents, intermediates, specialty preservatives, sunscreens, emollients, pearlescent pigments and fine chemicals.

     Vinyl ether polymers are used in cosmetics and personal care products and pharmaceutical and health-related products, primarily in hair care and dental care products. Vinyl ether monomers and oligomers are used in coatings and inks for both consumer and industrial products.

     Polyvinyl pyrrolidone (PVP) polymers are used primarily in cosmetics, personal care, pharmaceutical and health-related products, food and beverages, and detergent formulations. Examples are binders and disintegrants for tablets and vitamins; clarifiers and chill-hazing elimination agents for beer, wine and fruit juices; microbiocidal products for human and veterinary applications; resins for hair care products such as hair sprays, mousses, conditioners, and gels; water proofing ingredients in mascaras, sunscreens and lipsticks; multifunctional polymers for specialty coatings, adhesives, ink jet inks and media for consumer and industrial applications; and dispersants and binders in agricultural chemical formulations.

     Solvents are sold to customers for use in agricultural chemicals, pharmaceuticals, coatings, wire enamels, adhesives, plastics, electronic coating and cleaning applications, petroleum extraction and specialty cleaners. ISP's family of solvents includes, among others, N-methyl-2-pyrrolidone, gamma-butyrolactone, 2-pyrrolidone and tetrahydrofuran, many of which are used by ISP as raw materials in the manufacture of monomers and polymers.

     Intermediates are manufactured primarily for use by ISP as raw materials in manufacturing solvents and polymers. Some intermediates are also sold to customers for use in the manufacture of engineering plastics and elastomers, agricultural chemicals, oil production auxiliaries and other products. Butanediol, an intermediate produced by ISP, is an essential raw material in the manufacture of polybutylene terephthalate thermoplastic resins and polyurethane elastomers, which are used in the automotive, electronics and appliance industries.

     Specialty preservatives are proprietary products that are marketed worldwide to the cosmetics, personal care and household industries. ISP sells a number of preservative products, including Germall(Registered) 115, Germall(Registered) II, Germall(Registered) Plus, Germaben(Registered) II, Germaben(Registered) II-E, Suttocide(Registered) A and LiquaPar(Registered) Oil. Uses include infant care preparations, eye and facial makeup, after-shave and nail, bath, hair and skin preparations.


     ISP Van Dyk Inc. produces three multifunctional specialty chemical product lines which ISP markets primarily to the cosmetics and personal care industry-- ultraviolet absorber chemicals, the principal active ingredients in sunscreens; pearlescent pigments, which provide the pearly or lustrous color in lipsticks, eye shadows and other cosmetics; and emollients and emulsifiers, which are used as moisturizing and softening agents in a variety of creams and lotions, hair care products and other cosmetics. ISP Van Dyk's Escalol(Registered), Pearl-Glo(Registered) and Ceraphyl(Registered) products are widely recognized for their respective sunscreen, pigment and emollient properties.

     ISP Fine Chemicals Inc. produces a broad range of pharmaceutical intermediates, biological buffers, pheromones and several bulk active pharmaceuticals which serve the pharmaceutical, biotechnology, agricultural and chemical process industries. Fine chemicals are extremely specialized products, made in small quantities, which because of their complexity can be priced at several hundred to several thousand dollars per kilogram. ISP Fine Chemicals Inc. also provides a custom manufacturing capability serving the pharmaceutical, biotechnology, agricultural and chemical process industries.

     Marketing and Sales. ISP markets its specialty chemicals through a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with ISP's customers to familiarize themselves with their customer's products, manufacturing processes and markets. ISP conducts its marketing and domestic sales from ISP's headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

     International Operations. ISP markets all of its specialty chemicals worldwide. ISP conducts its international operations through 37 subsidiaries and 44 sales offices located in Western and Eastern Europe, Canada, Latin America and the Asia-Pacific region. Services of local distributors are also used to reach markets that might otherwise be unavailable to ISP.

     ISP had approximately 60% of its international sales in 1996 in countries in Western Europe and Japan which are subject to currency exchange rate fluctuation risks. For a discussion of the Company's policy regarding the management of these risks, see Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition.' Other countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     International sales in 1996 of ISP's specialty chemicals, excluding sales by GAF-Huls, were approximately 45% of ISP's total 1996 sales. GAF-Huls, a joint venture in which ISP holds a 50% interest, produces certain intermediates and solvents. The GAF-Huls plant is located in Marl, Germany.

     Raw Materials. Because of the multi-step processes required to manufacture ISP's specialty chemicals, ISP believes that its raw material costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. It is estimated that approximately one-third of ISP's manufacturing costs are for raw materials (including energy and packaging). As a result, fluctuations in the pricing of raw materials have less impact on ISP than on those chemical companies for which raw materials costs represent a larger percent of manufacturing costs.

     The principal raw materials used in the manufacture of ISP's specialty chemicals are acetylene, methanol and methylamine. Most of these raw materials are obtained from outside sources pursuant to long-term supply agreements. Acetylene, a significant raw material used in the production of most of ISP's specialty chemicals, is obtained by ISP for domestic use from two unaffiliated suppliers pursuant to long-term supply contracts. At ISP's Texas City and Seadrift, Texas plants, acetylene is supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from ethylene manufacture. At ISP's Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide. The acetylene utilized by GAF-Huls is produced by Huls, using a proprietary electric arc process, sourced from various hydrocarbon feedstocks. ISP believes that this diversity of supply sources, using a number of production technologies (ethylene by-product, calcium carbide and electric arc), provides the Company with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, no assurances can be made that ISP would be able to obtain as much acetylene from other sources as would be necessary to meet its supply requirements. ISP has a long-standing agreement with GAF-Huls to import butanediol into the United States for use as a feedstock for the production of ISP's solvents and polymers. ISP has not experienced an interruption of its acetylene supply that has had a material adverse effect on its sales of specialty chemicals. With regard to raw materials other than acetylene, ISP believes that in the event of a supply interruption it could obtain adequate supplies from alternate sources.

     Natural gas and raw materials derived from petroleum are used in many of ISP's manufacturing processes and, consequently, the price and availability of petroleum and natural gas could be material to ISP's operations. During 1996, crude oil and natural gas supplies remained adequate, while prices generally demonstrated seasonal variations.

     While methanol prices were extremely volatile in 1994 and 1995, during 1996 methanol availability remained ample and prices remained relatively constant.

  MINERAL PRODUCTS

     Products and Markets. ISP manufactures mineral products consisting of ceramic-coated colored roofing granules, which are produced from rock deposits that are mined and crushed at ISP's quarries and are colored and coated using a proprietary process. ISP's mineral roofing granules are sold primarily to the North American roofing industry for use in the manufacture of asphalt roofing shingles, for which they provide weather resistance, decorative coloring, heat deflection and increased weight. ISP is the second largest of only two major suppliers of colored roofing granules in North America. ISP also markets granule by-products for use in the construction and maintenance of fast dry, clay-like tennis courts.

     ISP estimates that more than 80% of the asphalt shingles currently produced by the roofing industry are sold for the reroofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners desire to upgrade the appearance of their homes. ISP estimates that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of ISP's colored mineral granules have benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements, which require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

     Sales to Building Materials Corporation of America ('BMCA'), an affiliate of the Company, and its subsidiary, U.S. Intec, Inc. ('USI'), constituted approximately 59% of ISP's mineral products net sales in 1996. See Note 9 to Consolidated Financial Statements.

     Raw Materials. ISP owns rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. ISP owns three quarries, each with proven reserves, based on current production levels, of more than 20 years.

  FILTER PRODUCTS AND ADVANCED MATERIALS

     ISP manufactures and sells filter products, consisting of pressure filter vessels, filter bags and filter systems, and sells cartridges and cartridge housings. These filter products are designed for the removal of macroscopic contaminants in the treatment of process liquids. The paint, automotive, chemical, pharmaceutical, petroleum and food and beverage industries accounted for almost all of ISP's 1996 net sales of filter products.

     ISP manufactures pressure filter vessels at manufacturing facilities in Brazil, Canada and Germany, which serve both local and international markets. ISP also manufactures filter bags in Belgium, Canada, Singapore, Brazil and the United States and supplies filter products worldwide through its subsidiaries, sales offices and distributors.

     ISP manufactures a variety of advanced materials, consisting of high-purity carbonyl iron powders, sold under ISP's trademark Micropowder(Registered), which are used in a variety of advanced technology applications. Using proprietary technology, ISP manufactures more than 50 different grades of Micropowder(Registered) iron, one of which is sold under the trademark Ferronyl(Registered), for use as a vitamin supplement. The primary markets for ISP's Micropowder(Registered) are the domestic defense industry, which employs these products in a variety of coating systems for stealth purposes in aircraft and naval ships, and the emerging metal injection molding segment of the powder metallurgy industry. Other industries using ISP's carbonyl iron powders are the aerospace, electronics, power metallurgy, pharmaceutical and food industries. ISP is the sole domestic manufacturer of carbonyl iron powders.

     ISP manufactures a line of processless, electronically imaged film products including Rad-Sure(Registered), which is a radiation sensitive film strip affixed to blood bags to indicate whether or not they have been properly irradiated.

COMPETITION

     ISP believes that it is either the first or second largest seller worldwide of its specialty chemicals derived from acetylene other than butanediol and tetrahydrofuran. Butanediol, which ISP produces primarily for use as a raw material, is also manufactured by a limited number of companies in the United States, Germany, Japan and Korea. Tetrahydrofuran is manufactured by a number of companies throughout the world. While there are companies, other than ISP and its principal competitor, that manufacture a limited number of ISP's other specialty chemicals, the market position of these companies is much smaller than that of ISP (other than as to solvents and intermediates, with respect to which there is a significant third competitor). In addition to ISP's competitors as noted above, there are other companies that produce substitutable products for a number of ISP's specialty chemicals. These companies compete with ISP in the personal care, pharmaceutical, beverage preservative and industrial markets and have the effect of limiting ISP's market penetration and pricing flexibility.

     With regard to its mineral products, ISP has only one major and one smaller competitor and believes that competition has been limited by: (i) the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves;
(ii) the limited availability of proven rock sources; (iii) the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant; (iv) the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and (v) the difficulty in obtaining the necessary permits to mine and operate a quarry.

     With respect to filter products, ISP competes with a number of companies worldwide. With respect to advanced materials, ISP is the sole domestic manufacturer of carbonyl iron powders and one of only two manufacturers worldwide.

     Competition is largely based upon product and service quality, technology, distribution capability and price. ISP believes that it is well positioned in the marketplace as a result of its broad product lines, sophisticated technology and worldwide distribution network.

RESEARCH AND DEVELOPMENT

     ISP's worldwide research and development expenditures were $20.3 million, $21.9 million and $25.4 million in 1994, 1995 and 1996, respectively.

     ISP's research and development department is located primarily at ISP's worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky, Texas City, Texas, Chatham, New Jersey, Belleville, New Jersey, and Columbus, Ohio and technical centers in the United Kingdom, Germany, China and Singapore. ISP's mineral products research and development facility, together with its customer design and color center, is located at Hagerstown, Maryland.

ENVIRONMENTAL SERVICES

     ISP has received conditional site designation for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the New Jersey Turnpike to the site. If ISP is successful in securing the site designation and the necessary permits to construct and operate the hazardous waste facility, ISP intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. ISP estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. ISP anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project.

PATENTS AND TRADEMARKS

     ISP owns approximately 313 domestic and 123 foreign patents and owns or licenses approximately 118 domestic and 1,350 foreign trademark registrations related to the business of ISP. The Company does not believe that any single patent, patent application or trademark is material to ISP's business or operations.

     The Company believes that the duration of the existing patents and patent licenses is satisfactory.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters (the 'Regulations') have been adopted and amended. By reason of the nature of the operations of the Company and its predecessor and certain of the substances that are or have been used, produced or discharged at their plants or at other locations, the Company is affected by the Regulations. The Company has made capital expenditures of less than $3.9 million in each of the last three years in order to comply with the Regulations (which expenditures are included in additions to property, plant and equipment) and anticipates that aggregate capital expenditures relating to environmental compliance in 1997 and 1998 will be approximately $4.7 million and $3.8 million, respectively.


     The Regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. The Company believes that its manufacturing facilities comply in all material respects with applicable Regulations, and, while it cannot predict whether more burdensome requirements will be adopted in the future, it believes that any potential liability for compliance with the Regulations will not materially affect its business, liquidity, results of operations, cash flows or financial position.

     The Company believes that its manufacturing facilities are being operated in compliance in all material respects with applicable environmental, health and safety laws and regulations, but cannot predict whether more burdensome requirements will be imposed by governmental authorities in the future.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 2,700 people worldwide. Approximately 740 employees in the United States and Canada were subject to six union contracts. The Company expects to renegotiate one labor contract during 1997. The Company believes that its relations with its employees and their unions are satisfactory.

     The Company has in effect various benefit plans, which include a non-qualified retirement plan for a group of executives, a capital accumulation plan for its salaried and certain hourly employees, a flexible benefit plan for its salaried employees, a retirement plan for certain of its hourly employees, and group insurance agreements providing life, accidental death, disability, hospital, surgical, medical and dental coverage. In addition, the Company has contracted with various health maintenance organizations to provide medical benefits. The Company and, in many cases, its employees contribute to the cost of these plans.

ITEM 2. PROPERTIES

     The corporate headquarters and principal research and development laboratories of ISP are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP at 1361 Alps Road, Wayne, New Jersey 07470. The premises are subject to a first mortgage.

     The principal domestic and foreign real properties either owned by, or leased to, ISP are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, ISP maintains sales offices and warehouses in the United States and abroad, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                 FACILITY                                     PRODUCT LINE
-----------------------  -------------------------------------------  ---------------------------
                                            DOMESTIC
Alabama
  Huntsville...........  Plant*                                       Advanced Materials

Kentucky
  Calvert City.........  Plant                                        Specialty Chemicals

Maryland
  Hagerstown...........  Research Center, Design Center,              Mineral Products
                         Sales Office

Missouri
  Annapolis............  Plant, Quarry                                Mineral Products

New Jersey
  Belleville...........  Plant, Sales Office, Research                Specialty Chemicals
                         Center, Warehouse*

  Bridgewater..........  Sales Office                                 Specialty Chemicals

  Chatham..............  Plant, Sales Office, Research                Specialty Chemicals
                         Center, Warehouse*

  Wayne................  Headquarters, Corporate Administrative       Specialty Chemicals; Filter
                         Offices, Research Center                     Products and Advanced
                                                                      Materials
Ohio
  Columbus.............  Plant, Sales Office                          Fine Chemicals

Pennsylvania
  Blue Ridge Summit....  Plant, Quarry                                Mineral Products

Tennessee
  Memphis..............  Plant*, Warehouse*, Distribution Center*     Filter Products

Texas
  Seadrift.............  Plant                                        Specialty Chemicals

  Texas City...........  Plant                                        Specialty Chemicals

Wisconsin
  Pembine..............  Plant, Quarry                                Mineral Products

                                       6

LOCATION                 FACILITY                                     PRODUCT LINE
-----------------------  -------------------------------------------  ---------------------------
                                          INTERNATIONAL
Belgium
  Sint-Niklaas.........  Plant, Sales Office, Distribution Center     Specialty Chemicals and
                                                                      Filter Products

Brazil
  Sao Paulo............  Plant*, Sales Office*, Distribution Center*  Specialty Chemicals and
                                                                      Filter Products

Canada
  Mississauga,
   Ontario.............  Plant*, Sales Office*, Distribution Center*  Specialty Chemicals

  Oakville, Ontario....  Plant*                                       Filter Products

Germany
  Hamburg..............  Plant*                                       Filter Products

Great Britain
  Guildford............  European Headquarters*, Research Center*     Specialty Chemicals

India
  Nagpur...............  Plant                                        Specialty Chemicals

Singapore
  Southpoint...........  Plant*, Sales Office*, Distribution          Specialty Chemicals and
                         Center*, Asia-Pacific Headquarters*,         Filter Products
                         Warehouse*

Affiliate:
  GAF-Huls Chemie GmbH
  Marl, Germany........  Plant, Sales Office                          Specialty Chemicals

------------------
* Leased Property

     The Company believes that its plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1996, the Company made capital expenditures in the amount of $54.0 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ('Environmental

Claims') under the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA') and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims, and certain other environmental compliance expenses, as of December 31, 1996, will be $18.5 million, before reduction for insurance recoveries reflected on its balance sheet (discussed below) of $6.9 million ('estimated recoveries'). In the opinion of management, the resolution of such matters should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995 and on March 8, 1995 commenced litigation in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, ISP entered into a Consent Order with the New Jersey Department of Environmental Protection ('NJDEP') requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee ISP's performance. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. ISP believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million (in connection with which ISP anticipates insurance recoveries of approximately $5 million). See 'Item 1, Environmental Services.'

     Pursuant to an Order dated September 28, 1990 issued by the United States Environmental Protection Agency (the 'EPA'), over 100 potentially responsible parties, including the Company, have agreed to participate in the remediation of a contaminated waste disposal site in Carlstadt, New Jersey. The EPA is evaluating final remedies for the site. Total cleanup costs are unknown but the Company estimates, based on information currently available to it, that the insurance described above will cover a substantial portion of the Company's share of such costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS

     The following table sets forth the name, age, position and other information with respect to the executive officers of ISP and the executive officers and directors of ISP Chemicals and ISP Technologies. Each person listed below is a citizen of the United States.

                                             PRESENT PRINCIPAL OCCUPATION
                                                     OR EMPLOYMENT
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Samuel J. Heyman................  58   Mr. Heyman has been a director and
Chairman and Chief Executive             Chairman and Chief Executive Officer of
  Officer, International                 ISP since its formation and Chief
  Specialty Products Inc.                Executive Officer of ISP Chemicals and
                                         ISP Technologies since November 1991.
                                         Mr. Heyman has been a director and
                                         Chairman and Chief Executive Officer of
                                         ISP Holdings since its formation, of
                                         G-I Holdings since August 1988 and of
                                         GAF and certain of its subsidiaries
                                         since April 1989, prior to which he
                                         held the same position with the
                                         predecessor to GAF (the 'Predecessor
                                         Company') from December 1983 to April
                                         1989. He has been a director and
                                         Chairman of BMCA since its formation, a
                                         director of USI since October 1995 and
                                         Chief Executive Officer of BMCA since
                                         June 1996. He is also the Chief
                                         Executive Officer, Manager and General
                                         Partner of a number of closely held
                                         real estate development companies and
                                         partnerships whose investments include
                                         commercial real estate and a portfolio
                                         of publicly traded securities.

Peter R. Heinze.................  54   Dr. Heinze has been President, Chief
President and Chief Operating            Operating Officer and a director of
  Officer, International                 ISP, President and Chief Operating
  Specialty Products Inc.                Officer of ISP Chemicals and Chief
                                         Operating Officer of ISP Technologies
                                         since November 1996. He was Senior Vice
                                         President, Chemicals of PPG Industries,
                                         Inc. from April 1993 to November 1996
                                         and Group Vice President, Chemicals of
                                         PPG Industries, Inc. from August 1992
                                         to April 1993. From January 1988 to
                                         August 1992, Dr. Heinze was President,
                                         Chemicals Division, and an Executive
                                         Vice President of BASF Corporation.

                                       8

                                             PRESENT PRINCIPAL OCCUPATION
                                                     OR EMPLOYMENT
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Carl R. Eckardt.................  66   Mr. Eckardt was President and Chief
Executive Vice President,                Operating Officer of ISP and ISP
  Corporate Development,                 Chemicals and Chief Operating Officer
  International Specialty                of ISP Technologies from January 1994
  Products Inc.                          to November 1996. He was Executive Vice
                                         President of ISP from its formation to
                                         January 1994 and has served as such
                                         since November 1996. He has been a
                                         director of ISP and Executive Vice
                                         President of ISP Holdings since their
                                         respective formations. Mr. Eckardt has
                                         been Vice Chairman of GAF since
                                         November 1996 and a director of GAF
                                         since April 1987. He was Executive Vice
                                         President of GAF from April 1989 to
                                         November 1996 and held the same
                                         position with the Predecessor Company
                                         from January 1987 to April 1989. Mr.
                                         Eckardt has been Executive Vice
                                         President of G-I Holdings since March
                                         1993. He was President of GAF
                                         Fiberglass Corporation (formerly known
                                         as GAF Chemicals Corporation) ('GFC')
                                         and the Predecessor Company's chemicals
                                         division from 1985 to 1987. Mr. Eckardt
                                         was Senior Vice President Worldwide
                                         Chemicals and Senior Vice President
                                         International Chemicals of the
                                         Predecessor Company from 1982 to 1985
                                         and 1981 to 1982, respectively. Mr.
                                         Eckardt joined the Predecessor Company
                                         in 1974.

James P. Rogers.................  46   Mr. Rogers has been Executive Vice
Executive Vice President-                President-Finance of ISP, ISP Chemicals
  Finance, International                 and ISP Technologies, Executive Vice
  Specialty Products Inc.                President and Chief Financial Officer
                                         of ISP Holdings, G-I Holdings, GAF and
                                         certain of its subsidiaries and
                                         Executive Vice President of BMCA since
                                         December 1996. He was Senior Vice
                                         President and Chief Financial Officer
                                         of GAF, G-I Holdings and certain of
                                         their subsidiaries, and Senior Vice
                                         President-Finance of ISP, ISP
                                         Technologies and ISP Chemicals from
                                         November 1993 to December 1996 and of
                                         BMCA from its formation to December
                                         1996. Mr Rogers has been a director and
                                         Senior Vice President of USI since
                                         October 1995. He has served as
                                         Treasurer of G-I Holdings, GAF and
                                         certain of its subsidiaries since March
                                         1992 and was Vice President-Finance of
                                         such corporations from March 1992 to
                                         October 1993. He was Treasurer of ISP
                                         from March 1992 to December 1994 and
                                         from September 1995 to December 1996.
                                         From August 1987 to March 1992, Mr.
                                         Rogers was Treasurer of Amphenol
                                         Corporation, a manufacturer of
                                         electronic connectors.

Richard A. Weinberg.............  37   Mr. Weinberg has been Senior Vice
Senior Vice President and                President and General Counsel of ISP,
  General Counsel, International         ISP Technologies, ISP Chemicals, GAF,
  Specialty Products Inc.                G-I Holdings, BMCA and certain of their
                                         subsidiaries since May 1996 and of ISP
                                         Holdings since its formation. He has
                                         been a director of ISP Chemicals and
                                         ISP Technologies since May 1996. He was
                                         Vice President and General Counsel of
                                         BMCA from September 1994 to May 1996,
                                         Vice President-Law of BMCA from May
                                         1994 to September 1994 and Vice
                                         President-Law of GAFBMC from April 1993
                                         to May 1994. Mr. Weinberg was employed
                                         by Reliance Group Holdings Inc., a
                                         diversified insurance holding company,
                                         as Staff Counsel from October 1987 to
                                         January 1990 and as Assistant Vice
                                         President and Corporate Counsel from
                                         January 1990 to April 1993.

                                       9

                                             PRESENT PRINCIPAL OCCUPATION
                                                     OR EMPLOYMENT
NAME AND POSITION HELD(1)         AGE      AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------  ---  -----------------------------------------
Louis S. Goldberg...............  60   Mr. Goldberg has served as Senior Vice
Senior Vice President,                   President, Headquarters Administrative
  Headquarters Administrative            Services of ISP, ISP Chemicals and ISP
  Services, International                Technologies since July 1996. Mr.
  Specialty Products Inc.                Goldberg has been Senior Vice
                                         President, Corporate Human Resources of
                                         ISP Holdings since its formation and of
                                         GAF and G-I Holdings and certain of
                                         their subsidiaries since July 1996.
                                         From January 1996 to July 1996, Mr.
                                         Goldberg served as a senior consultant
                                         to GAF. From January 1995 to January
                                         1996, he was Commissioner of the
                                         Department of Administrative Services
                                         for the State of Connecticut, and from
                                         January 1991 to December 1993 he served
                                         as Connecticut's Commissioner of the
                                         Department of Motor Vehicles. From
                                         September 1989 to December 1990, he was
                                         Senior Vice President of Staub,
                                         Warmbold & Associates. From August 1984
                                         to April 1989 he was Vice President-
                                         Human Resources of Playtex, Inc. and
                                         from February 1977 to January 1984 he
                                         was Vice President Administration/
                                         Human Resources of The Seagram Company
                                         Ltd.

Richard B. Olsen................  50   Mr. Olsen has been Senior Vice President
Senior Vice President and                and General Manager, Mineral Products
  General Manager, Mineral               of ISP and ISP Technologies since April
  Products, International                1995. From November 1993 to April 1995,
  Specialty Products Inc.                he served as Senior Vice President and
                                         Chief Financial Officer of ISP, ISP
                                         Chemicals and ISP Technologies. From
                                         June 1991 to November 1993, he was Vice
                                         President-Finance and Purchasing of
                                         ISP, ISP Chemicals and ISP
                                         Technologies. He was Vice President,
                                         Finance of GFC from April 1989 to
                                         November 1993 and held the same
                                         positions with the Predecessor Company
                                         from June 1986 to April 1989.

Randall R. Lay..................  42   Mr. Lay has been Vice President and Chief
Vice President and Chief                 Financial Officer of ISP, ISP Chemicals
  Financial Officer,                     and ISP Technologies since April 1995.
  International Specialty                From August 1993 to April 1995, he
  Products Inc.                          served as Controller, Specialty
                                         Derivatives of ISP. From March 1991 to
                                         August 1993, he was Director, Financial
                                         Planning of Otis Elevator Company and
                                         from July 1989 to March 1991 he was
                                         Director, Financial Planning of United
                                         Technologies Corporation.

------------------
(1) Under ISP's By-laws, each director and executive officer continues in office until ISP's next annual meeting of stockholders and until his or her successor is elected and qualified.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information pertains to ISP's common stock, which is traded on the New York Stock Exchange. As of February 21, 1997, there were 297 holders of record of ISP's outstanding common stock.

                                      1996 BY QUARTER                    1995 BY QUARTER
                             ----------------------------------  -------------------------------
                              FIRST   SECOND    THIRD   FOURTH   FIRST   SECOND  THIRD   FOURTH
                             -------  -------  -------  -------  ------  ------  ------  -------
Price Range of Common Stock:
  High...................... $13 1/4  $12 5/8  $11 3/8  $12 3/4  $7 5/8  $8 5/8  $9 7/8  $11
  Low.......................  10 1/8   10 3/4    9 5/8    9       6 3/8   6 5/8   8 3/8    8 1/8

     ISP announced in the second quarter of 1995 that its Board of Directors had eliminated the 2 1/2 cents per share semi-annual dividend on ISP's common stock. The declaration and payment of dividends is at the discretion of the Board of Directors of ISP. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to Consolidated Financial Statements for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-5 and page F-19, respectively. Any decision to resume the payment of dividends, and the timing and amount thereof, is dependent upon, among other things, ISP's results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Board of Directors will resume the declaration and payment of dividends or as to the amount thereof.

ITEM 6. SELECTED FINANCIAL DATA


     See Page F-6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See Page F-2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on Page F-1 and Financial Statements and Supplementary Data on Pages F-7 to F-29.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information relating to the directors of ISP to be contained in the Proxy Statement under the heading 'Election of Directors' is incorporated by reference herein. For information relating to the executive officers of ISP, ISP Chemicals and ISP Technologies, see 'Executive Officers' in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information to be contained in the Proxy Statement under the headings 'Compensation of Executive Officers of the Company' and 'Election of Directors' is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information to be contained in the Proxy Statement under the heading 'Security Ownership of Certain Beneficial Owners and Management' is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be contained in the Proxy Statement under the captions 'Election of Directors' and 'Certain Transactions' is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on Page F-1.

     (a)(2) Financial Statement Schedules: See Index on Page F-1.


     (a)(3) Exhibits: (a) The following documents are filed as part of this report:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    -- Certificate of Incorporation of ISP (incorporated by reference to
            Exhibit 3.1 to ISP's Registration Statement on Form S-1,
            Registration No. 33-40337) (the 'Common Stock Registration
            Statement').

  3.2    -- By-laws of ISP (incorporated by reference to Exhibit 3.2 to the
            Common Stock Registration Statement).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.3    -- Certificate of Incorporation of ISP Chemicals (incorporated by reference to Exhibit 3.3 to ISP's Registration Statement on Form
            S-1, Registration No. 33-44862) (the '9% Note Registration
            Statement').

  3.4 -- By-laws of ISP Chemicals (incorporated by reference to Exhibit 3.4 to the 9% Note Registration Statement).

  3.5 -- Certificate of Incorporation of ISP Technologies (incorporated by reference to Exhibit 3.5 to the 9% Note Registration Statement).

  3.6    -- By-laws of ISP Technologies (incorporated by reference to Exhibit
            3.6 to the 9% Note Registration Statement).

  4      -- Indenture, dated as of March 1, 1992, relating to ISP's 9% Senior
            Notes due March 1, 1999 (incorporated by reference to Exhibit 4 to the 9% Note Registration Statement).

 10.1    -- Management Agreement, dated as of March 3, 1992 ('Management
            Agreement'), among GAF, G-I Holdings, G Industries Corp., ISP, GAF
            Building Materials Corporation and GAF Broadcasting Company, Inc.
            (incorporated by reference to Exhibit 10.5 to ISP's Annual Report on
            Form 10-K for the year ended December 31, 1993).

 10.2    -- Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to ISP's
            Annual Report on Form 10-K for the year ended December 31, 1993).

 10.3    -- Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to ISP's
            Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

 10.4    -- Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual
            Report on Form 10-K for the year ended December 31, 1994).

 10.5    -- Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of G-I Holdings, Registration No.
            333-2436).

 10.6    -- Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP
            Holdings' Registration Statement on Form S-4, Registration No.
            333-17827) (the 'ISP Holdings Registration Statement').

 10.7    -- Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to BMCA's
            Registration Statement on Form S-4 (Registration No. 333-20859)).

 10.8    -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP
            Holdings, ISP and certain subsidiaries of ISP (incorporated by reference to Exhibit 10.8 to the ISP Holdings Registration
            Statement).

 10.9    -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to ISP's Registration Statement on Form
            S-1, Registration No. 33-40337).*

 10.10   -- ISP Amended and Restated 1991 Incentive Plan for Key Employees and
            Directors ('Incentive Plan')(incorporated by reference to Exhibit 99 to ISP's Registration Statement on Form S-8, Registration No.
            33-92518).*

 10.11   -- Amendment to the Incentive Plan.*

                                       12

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
 10.12   -- Agreement, dated July 30, 1993, between ISP and Carl R. Eckardt
            (incorporated by reference to Exhibit 10.16 to the Registration
            Statement on Form S-4 of G-I Holdings (Registration No. 33-72220)).*

 10.13   -- Letter Agreement, dated October 15, 1996, between GAF and Dr. Peter
            Heinze (incorporated by reference to Exhibit 10.14 to the ISP
            Holdings Registration Statement).*

 10.14   -- Form of Maintenance Agreement between ISP and ISP Chemicals
            (incorporated by reference to Exhibit 10.18 to the 9% Note
            Registration Statement).

 10.15   -- Form of Assignment and Assumption Agreement between G Industries
            Corp. and ISP (incorporated by reference to Exhibit 10.19 to the 9%
            Note Registration Statement).

 10.16   -- Form of Assignment and Assumption Agreement among ISP, ISP Chemicals and ISP Technologies (incorporated by reference to Exhibit 10.20 to the 9% Note Registration Statement).

 10.17   -- Form of Intercompany Term Note of ISP payable to the order of ISP
            Chemicals (incorporated by reference to Exhibit 10.21 to the 9% Note
            Registration Statement).

 10.18   -- Form of Intercompany Term Note of ISP payable to the order of ISP
            Technologies (incorporated by reference to Exhibit 10.22 to the 9%
            Note Registration Statement).

 10.19   -- Form of Intercompany Revolving Note of ISP payable to the order of
            ISP Chemicals (incorporated by reference to Exhibit 10.23 to the 9%
            Note Registration Statement).

 10.20   -- Form of Intercompany Revolving Note of ISP payable to the order of
            ISP Technologies (incorporated by reference to Exhibit 10.24 to the 9% Note Registration Statement).

 10.21   -- Form of Option Agreement relating to Cumulative Redeemable Preferred
            Stock of ISP Holdings.*

 10.22   -- Form of ISP Holdings Stock Appreciation Right Agreement.*

 21      -- Subsidiaries of ISP and ISP Chemicals; ISP Technologies has no
            subsidiaries.

 23      -- Consent of Arthur Andersen LLP.

 27      -- Financial Data Schedule for fiscal year 1996, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
* Management and/or compensation plan or arrangement.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                    INTERNATIONAL SPECIALTY PRODUCTS INC.

                                        By: /s/ RICHARD A. WEINBERG
                                            Richard A. Weinberg
                                            Senior Vice President,
                                            General Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON MARCH 26, 1997, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

       SIGNATURE                                  TITLE
------------------------  ------------------------------------------------------
  /s/ SAMUEL J. HEYMAN    Chairman of the Board and Chief Executive Officer
    Samuel J. Heyman

  /s/ PETER R. HEINZE     President and Chief Operating Officer; Director
    Peter R. Heinze

  /s/ CARL R. ECKARDT     Executive Vice President; Director
    Carl R. Eckardt

 /s/ HARRISON J. GOLDIN   Director
   Harrison J. Goldin

  /s/ CHARLES M. DIKER    Director
    Charles M. Diker

   /s/ SANFORD KAPLAN     Director
     Sanford Kaplan

    /s/ BURT MANNING      Director
      Burt Manning

   /s/ RANDALL R. LAY     Vice President and Chief Financial Officer
     Randall R. Lay       (Principal Financial and Accounting Officer)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                      ISP CHEMICALS INC.
                                          ISP TECHNOLOGIES INC.
                                          ISP FILTERS INC.
                                          ISP INVESTMENTS INC.
                                          ISP MINERAL PRODUCTS INC.
                                          ISP MINERALS INC.
                                          ISP REAL ESTATE COMPANY, INC.
                                          VERONA INC.
                                          BLUEHALL INCORPORATED
                                          ISP REALTY CORPORATION

                                          By: /s/ RICHARD A. WEINBERG
                                              Richard A. Weinberg
                                              Senior Vice President,
                                              General Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON MARCH 26, 1997, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

       SIGNATURE                                  TITLE
------------------------  ------------------------------------------------------
  /s/ SAMUEL J. HEYMAN    Chief Executive Officer
    Samuel J. Heyman

/s/ RICHARD A. WEINBERG   Senior Vice President, General Counsel and Secretary;
  Richard A. Weinberg     Director

   /s/ RANDALL R. LAY     Vice President and Chief Financial Officer
     Randall R. Lay       (Principal Financial and Accounting Officer)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                        ISP (PUERTO RICO) INC.

                                            By: /s/ RICHARD A. WEINBERG
                                                Richard A. Weinberg
                                                Senior Vice President,
                                                General Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON MARCH 26, 1997, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

       SIGNATURE                                  TITLE
------------------------  ------------------------------------------------------
  /s/ SAMUEL J. HEYMAN    Chief Executive Officer
    Samuel J. Heyman

  /s/ JAMES M. POTTER     President and Director
    James M. Potter

/s/ RICHARD A. WEINBERG   Senior Vice President, General Counsel and Secretary;
  Richard A. Weinberg     Director

   /s/ RANDALL R. LAY     Vice President and Chief Financial Officer
     Randall R. Lay       (Principal Financial and Accounting Officer)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                      ISP ENVIRONMENTAL SERVICES INC.
                                          ISP MANAGEMENT COMPANY, INC.

                                          By: /s/ RICHARD A. WEINBERG
                                              Richard A. Weinberg
                                              Senior Vice President,
                                              General Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON MARCH 26, 1997, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

       SIGNATURE                                  TITLE
------------------------  ------------------------------------------------------
  /s/ SAMUEL J. HEYMAN    Chief Executive Officer
    Samuel J. Heyman

  /s/ PETER R. HEINZE     President and Chief Operating Officer;
    Peter R. Heinze       Director

/s/ RICHARD A. WEINBERG   Senior Vice President, General Counsel and
  Richard A. Weinberg     Secretary; Director

   /s/ RANDALL R. LAY     Vice President and Chief Financial Officer
     Randall R. Lay       (Principal Financial and Accounting Officer)

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 26, 1997                      ISP GLOBAL TECHNOLOGIES INC.
                                          ISP INTERNATIONAL CORP.

                                          By: /s/ RICHARD A. WEINBERG
                                              Richard A. Weinberg
                                              Senior Vice President,
                                              General Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON MARCH 26, 1997, BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

       SIGNATURE                                  TITLE
------------------------  ------------------------------------------------------
  /s/ SAMUEL J. HEYMAN    Chief Executive Officer
    Samuel J. Heyman

  /s/ WILLIAM H. BAUM     President and Director
    William H. Baum

/s/ RICHARD A. WEINBERG   Senior Vice President, General Counsel and Secretary;
  Richard A. Weinberg     Director

   /s/ RANDALL R. LAY     Vice President and Chief Financial Officer
     Randall R. Lay       (Principal Financial and Accounting Officer)

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                                   FORM 10-K

                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Management's Discussion and Analysis of Financial Condition and Results
  of Operations..........................................................    F-2

Selected Financial Data..................................................    F-6

Report of Independent Public Accountants.................................    F-7

Consolidated Statements of Income for the three years ended December 31,
  1996...................................................................    F-8

Consolidated Balance Sheets as of December 31, 1996 and 1995.............    F-9

Consolidated Statements of Cash Flows for the three years ended December
  31, 1996...............................................................   F-10

Consolidated Statements of Stockholders' Equity for the three years ended
  December 31, 1996......................................................   F-12

Notes to Consolidated Financial Statements...............................   F-13

Supplementary Data (Unaudited):

  Quarterly Financial Data (Unaudited)...................................   F-29

                                   SCHEDULES

Consolidated Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts.........................    S-1

Supplementary Financial Information--Guarantor Financial Data............    S-2

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1996 Compared With 1995

     International Specialty Products Inc. (the 'Company') recorded net income in 1996 of $80.7 million (83 cents per share) compared with net income of $67.4 million (68 cents per share) in 1995. The 20% increase in net income was attributable to higher operating income (up $8.9 million), a $4.4 million reduction in interest expense, and a $6.4 million increase in other income.

     Sales for 1996 were $716.5 million compared with $689 million for 1995. The sales growth was attributable to increased sales of specialty chemicals (up $25.2 million), primarily reflecting increased sales volumes ($31.3 million), partially offset by the unfavorable effect ($7.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world, and also reflected higher filter products sales (up $2.4 million) due to increased unit sales. Sales for the mineral products business decreased by $.5 million due to lower sales volumes (down $2.6 million) resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996. The sales growth in 1996 reflected higher sales in all geographic regions.

     Operating income for 1996 increased by 7% to $136 million compared with $127.1 million for 1995, while the Company's operating margin improved from 18.4% to 19.0%. The increase in operating income was due to higher specialty chemicals operating income (up $11.6 million or 11%), partially offset by lower filter products results (down $3.3 million due to lower gross profit margins). The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 2.4 percentage points) due to improved pricing and continued benefits from the Company's reengineering program. The gross margin improvement was attributable to the Company's increased focus on manufacturing process improvements through increased production yields, improvements in first pass quality, and increased capacity resulting from shorter production cycle times and increased on-line time for equipment. In addition, raw material costs were lower in 1996 than in 1995.

     Selling, general and administrative expenses in 1996 increased by $14.3 million (11%) compared with 1995, and, as a percent of sales, increased from 19.5% to 20.7%. The most significant factors for the increase in such expenses were attributable to the Company's geographic expansion efforts ($3.0 million), increased research and development spending ($3.5 million) and normal salary increases ($3.0 million).

     Of the $8.9 million increase in operating income in 1996, domestic operating income increased by $6.5 million, due primarily to increased sales volumes for specialty chemicals, as well as improved gross margins, while operating income for the European region increased by $6.6 million, also as a result of higher sales levels and improved gross margins for specialty chemicals. Operating income for the Asia-Pacific region decreased by $2.6 million as higher sales volumes were more than offset by increased expenses associated with the Company's geographic expansion program, and operating income from other foreign operations declined by $1.5 million.

     Interest expense for 1996 was $28.7 million, a decrease of $4.4 million (13%) from $33.1 million in 1995. The decrease reflected lower average borrowings (average borrowings of $389.2 million in 1996 versus $442.3 million in 1995) and lower interest rates (average borrowing rate of 7.9% in 1996 versus 8.3% in 1995).

     Other income (expense), net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net was $13.1 million in 1996 compared with $6.7 million in 1995. The increase in 1996 was due principally to higher net investment income (up $3.6 million) and gains associated with the Company's program to hedge certain of its foreign currency exposures. See Note 1 to Consolidated Financial Statements.

  1995 Compared With 1994

     In 1995, the Company recorded net income of $67.4 million (68 cents per share) compared with net income of $44.5 million (45 cents per share) in 1994. Net income in 1994 included an extraordinary charge of $1.2 million (one cent per share) related to the refinancing of the Company's bank debt.

     The results for 1995 reflected higher operating income (up $27.9 million), $3.4 million higher equity income from the GAF-Huls Chemie GmbH joint venture ('GAF-Huls'), and a $6.8 million increase in other income, partially offset by a $4.4 million increase in interest expense.

     Sales for 1995 were $689 million compared with $600 million for 1994. The 15% sales growth was attributable to increased sales in all product lines, particularly specialty chemicals (up $74.8 million), and reflected double-digit sales increases in all regions of the world. The sales increase was primarily the result of increased sales volumes in all product lines (up $49.6 million) and higher selling prices and, to a lesser extent, the favorable effect ($14.3 million) of the weaker U.S. dollar relative to other currencies in certain areas of the world.

     Operating income for 1995 increased by 28% to $127.1 million compared with $99.2 million for 1994. The increase was attributable to higher sales in all product lines and improved gross margins (up 1.1 percentage points) due primarily to higher selling prices, partially offset by higher manufacturing costs. The gross margin improvement was attributable to the Company's increased focus on manufacturing process improvements through increased production yields, improvements in first pass quality, and increased capacity resulting from shorter production cycle times and increased on-line time for equipment. In addition, raw material costs increased in the latter half of 1994 and continued through the first half of 1995. Operating income for the specialty chemicals business increased by $25.7 million (32%), reflecting the above factors.

Selling, general and administrative expenses for 1995 increased $14.4 million (12%) over 1994 due to operating expenses associated with higher sales levels; however, such expenses as a percent of sales decreased from 23% in 1993 to 19.9% and 19.5% in 1994 and 1995, respectively, primarily as a result of the Company's cost reduction and productivity programs announced in 1993. The Company's operating margin improved from 16.5% in 1994 to 18.4% in 1995.

     Of the $27.9 million increase in operating income in 1995, domestic operating income increased by $16.6 million, due primarily to higher selling prices and increased sales volumes for specialty chemicals, as well as improved gross margins, while operating income for the European region increased by $9.4 million as a result of higher sales levels and improved gross margins. Operating income for the Asia-Pacific region increased by $3.6 million, with higher sales volumes partially offset by increased expenses associated with the Company's geographic expansion program, and operating income from other foreign operations declined by $1.7 million as higher sales were offset by additional expenses attributable to the geographic expansion program and a nonrecurring 1994 benefit resulting from the Brazilian government's economic program. To help offset the effects of inflation, this program allowed companies to add normal billing surcharges in 1994. The operating income benefit to the Company in 1994 of such surcharges was approximately $1.2 million. As inflation rates dropped, this program was discontinued in 1995. See Note 11 to Consolidated Financial Statements.

     Interest expense for 1995 was $33.1 million, an increase of $4.4 million from $28.7 million in 1994. The increase was primarily the result of higher interest rates (average borrowing rate of 8.3% in 1995 versus 6.6% in 1994).

     Other income (expense), net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net was $6.7 million in 1995 compared with other expense, net of $.1 million in 1994. The increase in 1995 was due principally to higher net investment income (up $10.5 million). See Note 1 to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

     During 1996, the Company generated cash from operations of $104.3 million, reinvested $54.6 million for capital programs and generated $5.4 million from net sales of available-for-sale and held-to-maturity securities and other short-term investments, for a net cash inflow of $55.1 million before financing activities. Cash from operations in 1996 included $5.7 million in dividends received from GAF-Huls and $5.7 million in proceeds from net sales of trading securities. Cash invested in additional working capital totaled $7.7 million during 1996. This principally reflected an $8.9 million increase in receivables due to higher sales levels, partially offset by $2.9 million higher payables and accrued liabilities.

     Net cash used in financing activities in 1996 totaled $51.4 million, primarily reflecting a $55.3 million reduction in borrowings from affiliates and a $14.3 million decrease in short-term borrowings, partially offset by a $30.2 million increase in long-term debt which principally reflected increased borrowings under the Company's
bank revolving credit facility. Cash used in financing activities also reflected $15.1 million of expenditures in connection with the Company's common stock repurchase program. The Company's program, begun in 1994, involves open market repurchases from time to time of up to a total of 4,500,000 shares of its common stock. The repurchased shares are held for general corporate purposes, including issuance of shares under the Company's stock option plan. Through December 31, 1996, 3,594,900 shares of the Company's common stock had been repurchased pursuant to the program.

     As a result of the foregoing factors, cash and cash equivalents increased by $3.7 million during 1996 to $17.8 million (excluding $123.7 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Note 1 to Consolidated Financial Statements.

     In July 1996, the Company entered into a new five-year revolving credit facility (the 'Credit Agreement') with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note 6 to Consolidated Financial Statements). As of December 31, 1996, loans in the amount of $70.4 million and letters of credit in the amount of $8.0 million were outstanding under the Credit Agreement. The Credit Agreement permits the Company to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million, none of which had been utilized as of December 31, 1996.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and the indentures relating to the 9% Senior Notes due 2003 and 9 3/4% Senior Notes due 2002, both issued by ISP Holdings Inc. ('ISP Holdings'), the Company's parent and owner of approximately 83.5% of the Company's common stock. As of December 31, 1996, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indenture relating to the Company's 9% Senior Notes due 1999 limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. See Note 6 to Consolidated Financial Statements.

     As of December 31, 1996, the Company's scheduled repayments of long-term debt for the twelve months ending December 31, 1997 aggregated $.6 million.


     Fluctuations in the value of foreign currencies may cause U.S. dollar translated amounts to change in comparison with previous periods and, accordingly, the Company cannot estimate in any meaningful way the possible effect of such fluctuations upon future income. The Company has a policy to manage these exposures to minimize the effects of fluctuations in foreign currencies, which includes entering into foreign exchange contracts in order to hedge its exposure. In respect of its foreign exchange contracts, the Company recognized pre-tax gains of $7.0 million during 1996 and losses of $7.4 and $6.6 million during 1995 and 1994, respectively. At December 31, 1996, the equivalent U.S. dollar fair value of outstanding forward foreign exchange contracts was $174.5 million, and the amount of deferred gains and losses on such instruments was immaterial. The equivalent U.S. dollar fair value of foreign exchange contracts outstanding as of December 31, 1996 as a hedge of non-local currency loans was $30.2 million, representing 100% of the Company's foreign currency exposure with respect to such loans. See Note 1 to Consolidated Financial Statements.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1996, the total notional amount of interest rate swaps outstanding was $200 million and the amount of underlying debt relating to such swaps was $200 million. By utilizing interest rate swap agreements, the Company reduced its interest expense by $2.8, $1.8 and $5.3 million in 1996, 1995 and 1994, respectively. See Note 6 to Consolidated Financial Statements.

     ISP Holdings was a wholly owned subsidiary of GAF Corporation ('GAF') until January 1, 1997, when its stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries. As a result, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings Inc.

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flows of the Company in order to satisfy its obligations. Such obligations include $325 million principal amount of ISP Holdings' 9% Senior Notes due 2003 and $199.9 million principal amount of ISP Holdings' 9 3/4% Senior Notes due 2002. ISP Holdings expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from the Company, as to which there are restrictions under the Credit Agreement and the indenture relating to the Company's 9% Senior Notes (see Note 6 to Consolidated Financial Statements), and payments pursuant to the Tax Sharing Agreement between ISP Holdings and the Company (see Note 2 to Consolidated Financial Statements). The Company does not believe that the dependence of ISP Holdings on the cash flows of the Company should have a material adverse effect on the operations, liquidity or capital resources of the Company.

     As the Company's stock price appreciates, ISP Holdings may at some future time consider selling shares of the Company's common stock, although it has no current intention to do so. If ISP Holdings were to own less than 80% of the outstanding common stock of the Company, payments pursuant to the Tax Sharing Agreement would not be available to it.


     For information with respect to income taxes, see Note 2 to Consolidated Financial Statements.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company intends to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. While the originally anticipated commencement date of the European project has been deferred because the Company has been able to implement cost efficient capacity expansions at its existing manufacturing facilities, based upon its current analyses of additional opportunities for expansion of existing capacity, end-use demand, and other relevant factors, the Company intends to proceed with the project by the end of 1997. Costs capitalized to date related to this project are included in 'Construction in progress'. The Company anticipates utilizing internally generated funds, existing credit facilities and/or independent financing to fund the cost of the project.

     The Company has received conditional site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property, and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. Both the site designation and the access ramp approval have been appealed to the Courts by the City of Linden. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing therefor. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources.

     The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters. See
Note 12 to Consolidated Financial Statements for further information.

FORWARD-LOOKING STATEMENTS

     The discussions in this Annual Report on Form 10-K contain both historical and forward-looking statements. Although the Company believes that any such forward-looking statements are based on reasonable assumptions, these statements involve uncertainties that affect, among other things, the Company's operations, markets, products, services and prices. These uncertainties include economic, competitive, governmental and technological factors.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                            SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                      ----------    ----------    ----------    ----------    ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Net sales........................   $  716,481    $  689,002    $  600,047    $  548,252    $  570,757
  Operating income.................      136,024       127,096        99,245        65,091       107,664
  Interest expense.................       28,729        33,091        28,676        24,500        30,595
  Income before income taxes.......      125,967       106,102        72,484        49,823        85,782
  Income before extraordinary item
     and cumulative effect of
     accounting change.............       80,663        67,375        45,752        29,558        57,182
  Net income.......................       80,663        67,375        44,515        29,558        50,113

  Earnings per common share:
  Income before extraordinary item
     and cumulative effect of
     accounting change.............   $      .83    $      .68    $      .46    $      .30    $      .57
  Net income.......................   $      .83    $      .68    $      .45    $      .30    $      .50
  Dividends per common share.......   $       --    $       --    $      .05    $      .05    $      .05

OTHER DATA:
  Operating margin.................        19.0%         18.4%         16.5%         11.9%         18.9%
  Depreciation.....................   $   38,279    $   35,960    $   32,753    $   28,737    $   25,610
  Goodwill amortization............       13,200        13,223        13,400        13,856        13,706
  Capital expenditures and
     acquisitions..................       54,587        38,934        31,098        62,858        70,464

                                                                 DECEMBER 31,
                                      ------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                      ----------    ----------    ----------    ----------    ----------
                                                                 (THOUSANDS)
BALANCE SHEET DATA:
  Total working capital............   $  219,702    $  142,550    $  121,803    $   78,263    $  179,310
  Total assets.....................    1,316,914     1,312,938     1,251,304     1,243,315     1,270,418
  Long-term debt...................      372,870       347,491       377,106       367,722       493,025
  Stockholders' equity.............      701,493       643,244       582,368       534,012       516,999

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To International Specialty Products Inc.:

     We have audited the accompanying consolidated balance sheets of International Specialty Products Inc. (a Delaware corporation and an 83.5% owned subsidiary of ISP Holdings Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and supplementary financial information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary financial information based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on pages F-8 to F-28 of this Form 10-K, present fairly, in all material respects, the financial position of International Specialty Products Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule and supplementary financial information appearing on pages S-1 to S-4 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 10, 1997

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1996        1995        1994
                                              --------    --------    --------
                                                (THOUSANDS, EXCEPT PER SHARE
                                                          AMOUNTS)

Net sales...................................  $716,481    $689,002    $600,047
                                              --------    --------    --------
Costs and expenses:
  Cost of products sold.....................   418,921     414,672     367,746
  Selling, general and administrative.......   148,336     134,011     119,656
  Goodwill amortization.....................    13,200      13,223      13,400
                                              --------    --------    --------
  Total costs and expenses..................   580,457     561,906     500,802
                                              --------    --------    --------
Operating income............................   136,024     127,096      99,245
Interest expense............................   (28,729)    (33,091)    (28,676)
Equity in earnings of joint venture.........     5,604       5,413       2,034
Other income (expense), net.................    13,068       6,684        (119)
                                              --------    --------    --------
Income before income taxes and extraordinary
  item......................................   125,967     106,102      72,484
Income taxes................................   (45,304)    (38,727)    (26,732)
                                              --------    --------    --------
Income before extraordinary item............    80,663      67,375      45,752
Extraordinary item, net of $733 income tax
  benefit...................................        --          --      (1,237)
                                              --------    --------    --------
Net income..................................  $ 80,663    $ 67,375    $ 44,515
                                              --------    --------    --------
                                              --------    --------    --------
Earnings per common share:
  Income before extraordinary item..........  $    .83    $    .68    $    .46
  Extraordinary item........................        --          --        (.01)
                                              --------    --------    --------
  Net income................................  $    .83    $    .68    $    .45
                                              --------    --------    --------
                                              --------    --------    --------

Weighted average number of common shares
  outstanding...............................    97,197      98,613      99,888
                                              --------    --------    --------
                                              --------    --------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
                                                             (THOUSANDS)
                       ASSETS
Current Assets:
  Cash and cash equivalents.........................   $   17,753    $   14,080
  Investments in trading securities.................        1,273        17,183
  Investments in available-for-sale securities......      114,323       109,214
  Investments in held-to-maturity securities........        1,977         4,618
  Other short-term investments......................        6,149         4,885
  Accounts receivable, trade, less reserve of $2,840
     and $2,879.....................................       66,875        60,327
  Accounts receivable, other........................       12,835        12,356
  Receivable from related parties, net..............        5,518            --
  Inventories.......................................      108,586       107,969
  Other current assets..............................       13,239        12,920
                                                       ----------    ----------
       Total Current Assets.........................      348,528       343,552
Property, plant and equipment, net..................      489,474       475,550
Excess of cost over net assets of businesses
  acquired, net of accumulated amortization of
  $105,025 and $91,825..............................      417,258       430,458
Other assets........................................       61,654        63,378
                                                       ----------    ----------
Total Assets........................................   $1,316,914    $1,312,938
                                                       ----------    ----------
                                                       ----------    ----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt...................................   $   22,275    $   36,199
  Current maturities of long-term debt..............          610           398
  Loan payable to related party.....................           --        50,597
  Accounts payable..................................       42,939        41,727
  Accrued liabilities...............................       57,134        56,538
  Payable to related parties, net...................           --         9,429
  Income taxes......................................        5,868         6,114
                                                       ----------    ----------
       Total Current Liabilities....................      128,826       201,002
                                                       ----------    ----------
Long-term debt less current maturities..............      310,294       280,254
                                                       ----------    ----------
Long-term notes payable to related parties..........       62,576        67,237
                                                       ----------    ----------
Deferred income taxes...............................       52,665        55,743
                                                       ----------    ----------
Other liabilities...................................       61,060        65,458
                                                       ----------    ----------
Commitments and contingencies.......................
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
     20,000,000 shares authorized: 0 shares
     issued.........................................           --            --
  Common stock, $.01 par value per share;
     300,000,000 shares authorized: 99,888,646
     shares issued..................................          999           999
  Additional paid-in capital........................      504,686       504,544
  Treasury stock, at cost--3,451,522 and 2,122,395
     shares.........................................      (30,874)      (16,718)
  Excess of purchase price over the adjusted
     historical cost of predecessor company shares
     owned by GAF's stockholders....................      (63,483)      (63,483)
  Retained earnings.................................      280,297       199,634
  Cumulative translation adjustment and other.......        9,868        18,268
                                                       ----------    ----------
       Total Stockholders' Equity...................      701,493       643,244
                                                       ----------    ----------
Total Liabilities and Stockholders' Equity..........   $1,316,914    $1,312,938
                                                       ----------    ----------
                                                       ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                         (THOUSANDS)
Cash and cash equivalents, beginning of
  year......................................   $ 14,080    $ 20,127    $ 11,022
                                               --------    --------    --------
Cash provided by operating activities:
  Net income................................     80,663      67,375      44,515
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation...........................     38,279      35,960      32,753
     Goodwill amortization..................     13,200      13,223      13,400
     Deferred income taxes..................     (2,494)    (18,809)    (16,494)
  (Increase) decrease in working capital
     items..................................     (7,650)     (5,105)    (12,010)
  Purchases of trading securities...........    (42,002)    (66,483)   (267,181)
  Proceeds from sales of trading
     securities.............................     47,677     104,058     284,520
  (Increase) decrease in other assets.......        780          56      (2,311)
  Decrease in other liabilities.............        (31)     (1,343)     (2,090)
  Change in net receivable from/payable to
     related parties........................    (14,947)      6,093        (247)
  Change in cumulative translation
     adjustment.............................     (8,376)      6,918       8,306
  Other, net................................       (813)      1,868      (4,555)
                                               --------    --------    --------
Net cash provided by operating activities...    104,286     143,811      78,606
                                               --------    --------    --------
Cash used in investing activities:
  Capital expenditures and acquisitions.....    (54,587)    (38,934)    (31,098)
  Purchases of available-for-sale
     securities.............................   (287,361)   (364,012)       (953)
  Purchases of held-to-maturity
     securities.............................    (14,331)     (5,592)         --
  Purchases of other short-term
     investments............................     (1,264)     (2,188)     (2,697)
  Proceeds from sales of available-for-sale
     securities.............................    291,408     257,197         742
  Proceeds from held-to-maturity
     securities.............................     16,972         974          --
                                               --------    --------    --------
Net cash used in investing activities.......    (49,163)   (152,555)    (34,006)
                                               --------    --------    --------

Cash provided by (used in) financing
 activities:
  Proceeds (repayments) from sale of
     accounts receivable....................      2,000       3,768      (1,052)
  Increase (decrease) in short-term debt....    (14,256)     36,199     (12,848)
  Increase (decrease) in borrowings under
     revolving credit facility..............     29,625      (4,200)    (82,250)
  Other increase (decrease) in long-term
     debt...................................        543      (1,435)       (798)
  Increase (decrease) in loans from related
     parties................................    (55,258)    (15,216)     66,263
  Dividends.................................         --          --      (4,994)
  Repurchases of common stock...............    (15,134)    (16,614)       (327)
  Other, net................................      1,030         195         511
                                               --------    --------    --------
Net cash provided by (used in) financing
  activities................................    (51,450)      2,697     (35,495)
                                               --------    --------    --------
Net change in cash and cash equivalents.....      3,673      (6,047)      9,105
                                               --------    --------    --------
Cash and cash equivalents, end of year......   $ 17,753    $ 14,080    $ 20,127
                                               --------    --------    --------
                                               --------    --------    --------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                 1996        1995        1994
                                                -------    --------    --------
                                                          (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in
 working capital items*:
  Accounts receivable........................   $(8,884)   $(10,892)   $(14,161)
  Inventories................................      (575)      1,029      (5,087)
  Other current assets.......................      (967)      2,105       1,688
  Accounts payable...........................     1,186      (5,895)      8,187
  Accrued liabilities........................     1,738       8,389      (4,162)
  Income taxes...............................      (148)        159       1,525
                                                -------    --------    --------
     Net effect on cash from (increase)
       decrease in working capital items.....   $(7,650)   $ (5,105)   $(12,010)
                                                -------    --------    --------
                                                -------    --------    --------
Cash paid during the year for:
  Interest (net of amount capitalized).......   $33,015    $ 36,776    $ 31,140
  Income taxes (including taxes paid pursuant
     to the Tax Sharing Agreement)...........    61,701      44,489      44,499

------------------
* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and payables to and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within 'Capital expenditures and acquisitions.' The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 3); such proceeds are reflected in cash from financing activities.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                            CAPITAL
                                           STOCK AND                 CUMULATIVE
                                           ADDITIONAL    TREASURY    TRANSLATION
                                            PAID-IN       STOCK      ADJUSTMENT     RETAINED
                                            CAPITAL      AT COST      AND OTHER     EARNINGS
                                           ----------    --------    -----------    --------
                                                              (THOUSANDS)
December 31, 1993.......................    $ 505,571    $     --      $  (814)     $ 92,738
  Net income............................           --          --           --        44,515
  Translation adjustment................           --          --        8,306            --
  Dividends declared ($.05 per common
     share).............................           --          --           --        (4,994)
  Repurchases of common stock--49,000
     shares.............................           --        (327)          --            --
  Unrealized loss on available-for-sale
     securities, net of $621 income tax
     benefit............................           --          --       (1,063)           --
  Adjustment of unfunded pension
     liability..........................           --          --        1,919            --
                                           ----------    --------    -----------    --------
December 31, 1994.......................    $ 505,571    $   (327)     $ 8,348      $132,259
  Net income............................           --          --           --        67,375
  Translation adjustment................           --          --        6,918            --
  Repurchases of common stock--2,102,200
     shares.............................           --     (16,614)          --            --
  Change in unrealized gain on
     available-for-sale securities, net
     of $1,198 income tax effect........           --          --        2,618            --
  Issuances under stock option
     plan--28,805 shares................           --         223           --            --
  Excess of cost of treasury stock
     issued over proceeds...............          (28)         --           --            --
  Adjustment of unfunded pension
     liability..........................           --          --          384            --
                                           ----------    --------    -----------    --------
December 31, 1995.......................    $ 505,543    $(16,718)     $18,268      $199,634

  Net income............................           --          --           --        80,663
  Translation adjustment................           --          --       (8,376)           --
  Repurchases of common stock--1,443,700
     shares.............................           --     (15,134)          --            --
  Change in unrealized gain on
     available-for-sale securities, net
     of $48 income tax effect...........           --          --         (820)           --
  Issuances under stock option plan--
     112,823 shares.....................           --         957           --            --
  Issuance of stock (1,750 shares) and
     options as incentives..............          323          21           --            --
  Excess of cost of treasury stock
     issued over proceeds...............         (181)         --           --            --
  Adjustment of unfunded pension
     liability..........................           --          --          796            --
                                           ----------    --------    -----------    --------
December 31, 1996.......................    $ 505,685    $(30,874)     $ 9,868      $280,297
                                           ----------    --------    -----------    --------
                                           ----------    --------    -----------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     International Specialty Products Inc. (the 'Company') is a multinational manufacturer of a wide range of specialty chemicals, mineral products, filter products and advanced materials. See Notes 10 and 11 for financial information concerning the Company's industry segments and foreign and domestic operations. Approximately 83.5% of the Company's common stock is owned by ISP Holdings Inc. ('ISP Holdings').

     ISP Holdings was a wholly owned subsidiary of GAF Corporation ('GAF') until January 1, 1997, when its stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries (the 'Separation Transactions'). As a result, ISP Holdings and the Company are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings Inc. ('G-I Holdings').

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Investment in Joint Venture

     The Company's 50% ownership of GAF-Huls Chemie GmbH ('GAF-Huls'), a joint venture which operates a chemical manufacturing plant in Germany, is accounted for by the equity method. The Company's equity in the net assets of GAF-Huls was $38.2 and $41.2 million as of December 31, 1996 and 1995, respectively, and is included in 'Other assets'. Dividends received by the Company from GAF-Huls totaled $5.7, $.3 and $4.4 million for 1996, 1995 and 1994, respectively.

  Short-term Investments

     For securities classified as 'trading' (including short positions), unrealized gains and losses are reflected in income. For securities classified as 'available-for-sale', unrealized gains (losses), net of income tax effect, are included in a separate component of stockholders' equity, 'Cumulative translation adjustment and other', and amounted to $.7 and $1.6 million as of

December 31, 1996 and 1995, respectively. Investments classified as 'held-to-maturity' securities are carried at amortized cost in the Consolidated Balance Sheets.

     'Other income (expense), net', includes $20.5, $16.5 and $6.2 million of net realized and unrealized gains on securities in 1996, 1995 and 1994, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     During the fourth quarter of 1995, the Company redesignated certain equity securities held long (which are offsets against short positions in certain other securities), with a fair market value of $18.1 million, as 'trading' and recorded unrealized gains on such securities, through the date of redesignation, in the amount of $2.1 million as 'Other income'.

     As of December 31, 1996 and 1995, the market value of the Company's equity securities held long was $115.1 and $127.3 million, respectively, and the Company had $7.9 and $22 million, respectively, of short positions in common stocks. As of December 31, 1996 and 1995, the market value of the Company's held-to-maturity securities was $2.0 and $4.6 million, respectively. The market values referred to above are based on quotations as reported by various stock exchanges and major broker dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     'Other short-term investments' are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in 'Other income (expense), net'. Liquidation of partnership interests generally require a 30 to 45 day notice period.

     Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a substantial portion of the Company's domestic inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

  Property, Plant and Equipment

     Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

  Foreign Exchange Contracts

     The Company enters into forward foreign exchange instruments with off-balance-sheet risk in order to hedge a portion of both its borrowings denominated in foreign currency and its firm or anticipated purchase commitments related to the operations of foreign affiliates. Gains and losses on instruments used to hedge firm purchase commitments are deferred, and amortization is included in the measurement of the foreign currency transactions hedged. Gains and losses on instruments used to hedge anticipated purchases are recognized within 'Other income (expense), net'.

     Forward contract agreements require the Company and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. The market value of such contracts varies with changes in the market exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward contract agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company does not generally require collateral or other security to support these financial instruments.

     As of December 31, 1996 and 1995, the equivalent dollar fair value of outstanding forward foreign exchange contracts was $174.5 and $183.1 million, respectively, and the amount of deferred gains and losses on such instruments was immaterial at each of such dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. The U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1996 as a hedge of non-local currency loans was $30.2 million, representing 100% of the Company's foreign currency exposure with respect to such loans.

     The Company continually monitors its risk from the effect of foreign currency fluctuations on its operations and on the derivative products used to hedge its risk. The Company utilizes real-time, on-line foreign exchange data and news as well as evaluation of economic information provided by financial institutions. Mark-to-market valuations are made on a regular basis. Hedging strategies are approved by senior management before being implemented.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, other than those located in highly inflationary countries, are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of stockholders' equity, 'Cumulative translation adjustment and other', and amounted to $9.1 and $17.5 million as of December 31, 1996 and 1995, respectively. Income and expenses are translated at average exchange rates prevailing during the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and translation adjustments of subsidiaries in countries with highly inflationary economies, are included in 'Other income (expense), net'.

  Excess of Purchase Price Over the Adjusted Historical Cost of Predecessor Company Shares

     Stockholders' equity reflects a reduction of $63.5 million which arose from a management-led buyout in March 1989 of the predecessor company to the Company's former parent company, GAF (the 'Acquisition'), because certain members of the management group owned shares of the predecessor company's common stock before the Acquisition and own shares of GAF after the Acquisition. Accordingly, a step-up in asset values to fair value as required by the purchase method of accounting (which was applied to the Acquisition) does not apply to their shares.

  Excess of Cost Over Net Assets of Businesses Acquired ('Goodwill')

     Goodwill, which arose principally from the Acquisition, is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. The primary financial indicator to assess recoverability of goodwill is operating income before amortization of goodwill. The assessment is based on an undiscounted analysis.

  Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ('swaps') are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

  Research and Development

     Research and development costs are charged to operations as incurred and amounted to $25.4, $21.9 and $20.3 million for 1996, 1995 and 1994, respectively.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1996, is $18.5 million, before reduction for insurance recoveries reflected on its balance sheet of $6.9 million. The Company's liability is reflected on an undiscounted basis. See Note 12 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Reclassifications

     Certain amounts in the 1995 and 1994 Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. INCOME TAXES

     Income tax (provision) benefit consists of the following:

                                     YEAR ENDED DECEMBER 31,
                                 --------------------------------
                                   1996        1995        1994
                                 --------    --------    --------
                                           (THOUSANDS)
Federal:
  Current.....................   $(38,968)   $(48,955)   $(36,055)
  Deferred....................      2,071      17,794      16,051
                                 --------    --------    --------
  Total Federal...............    (36,897)    (31,161)    (20,004)
                                 --------    --------    --------
Foreign--current..............     (6,648)     (6,432)     (6,019)
                                 --------    --------    --------
State and local:
  Current.....................     (2,182)     (2,149)     (1,152)
  Deferred....................        423       1,015         443
                                 --------    --------    --------
  Total state and local.......     (1,759)     (1,134)       (709)
                                 --------    --------    --------
Income tax provision..........   $(45,304)   $(38,727)   $(26,732)
                                 --------    --------    --------
                                 --------    --------    --------

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                         (THOUSANDS)
Statutory tax provision.....................   $(44,045)   $(37,136)   $(25,369)
Impact of:
  Foreign operations........................      1,848       3,633       1,657
  Nondeductible goodwill amortization.......     (4,620)     (4,628)     (4,690)
  Percentage depletion......................      1,668       1,824       1,684
  Other, net................................       (155)     (2,420)        (14)
                                               --------    --------    --------
Income tax provision........................   $(45,304)   $(38,727)   $(26,732)
                                               --------    --------    --------
                                               --------    --------    --------

     The components of the net deferred tax liability are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
                                                              (THOUSANDS)
Deferred tax liabilities related to:
  Property, plant and equipment........................   $ 90,103    $ 90,854
  Other................................................      1,948       6,019
                                                          --------    --------
  Total deferred tax liabilities.......................     92,051      96,873
                                                          --------    --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes...........    (16,798)    (14,099)
  Deferred income......................................    (22,921)    (19,912)
  Foreign tax credits not yet utilized under the Tax
     Sharing Agreement.................................         --      (3,326)
  Other................................................     (5,534)    (10,389)
                                                          --------    --------
  Total deferred tax assets............................    (45,253)    (47,726)
                                                          --------    --------
Net deferred tax liability.............................     46,798      49,147
Deferred tax assets reclassified to other current
  assets...............................................      5,867       6,596
                                                          --------    --------
Noncurrent deferred tax liability......................   $ 52,665    $ 55,743
                                                          --------    --------
                                                          --------    --------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. INCOME TAXES--(CONTINUED)

     Effective January 1, 1997, the Company and its domestic subsidiaries entered into a Tax Sharing Agreement with ISP Holdings with respect to the payment of Federal income taxes and certain related matters (the 'Tax Sharing Agreement'). During the term of the Tax Sharing Agreement, which extends as long as the Company or any of its domestic subsidiaries, as the case may be, are included in a consolidated Federal income tax return filed by ISP Holdings, or a successor entity, the Company is obligated to pay to ISP Holdings an amount equal to those Federal income taxes the Company would have incurred if, subject to certain exceptions, the Company (on behalf of itself and its domestic subsidiaries) filed its own consolidated Federal income tax return. These exceptions include, among others, that the Company may utilize certain favorable tax attributes i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses) only at the time such attributes reduce the Federal income tax liability of ISP Holdings and its consolidated subsidiaries (the 'ISP Holdings Group'); and that the Company may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Holdings Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by the Company to ISP Holdings in future years. Subject to certain exceptions, actual payment for such attributes will be made by ISP Holdings to the Company only when ISP Holdings receives an actual refund of taxes from the IRS or, under certain circumstances, the earlier of (i) the dates of the filing of Federal income tax returns of the Company for taxable years of the Company following the last taxable year in which it was a member of the ISP Holdings Group, or (ii) when ISP Holdings no longer owns more than 50% of the Company. Foreign tax credits not utilized by the Company in computing its tax sharing payments will be refunded by ISP Holdings to the Company, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration.

     The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the Tax Sharing Agreement, ISP Holdings makes all decisions with respect to all matters relating to taxes of the ISP Holdings Group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the ISP Holdings Group for Federal income tax purposes.

     The Company was a party to tax sharing agreements with members of the GAF consolidated group (the 'GAF Group'). As a result of the Separation Transactions, the Company is no longer included in the consolidated Federal income tax returns of GAF, and therefore, such tax sharing agreements are no longer applicable with respect to the future tax liabilities of the Company. The Company remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the GAF Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to GAF equal to the Company's allocable share of the GAF Group's consolidated tax liability. Alternatively, the Company would be entitled to refunds if losses or other attributes reduce the GAF Group's consolidated tax liability. Moreover, foreign tax credits generated by the Company not utilized by GAF will be refunded by GAF or its subsidiary to the Company, if such credits expire unutilized upon termination of the statute of limitations for the year of expiration. Furthermore, those tax sharing agreements provide for an indemnification to the Company for any tax liability attributable to another member of the GAF Group.

     In connection with Rhone-Poulenc Surfactants and Specialties, L.P. (the 'Surfactants Partnership'), GAF Fiberglass Corporation ('GFC') (formerly known as GAF Chemicals Corporation, and an indirect subsidiary of GAF), has recorded a deferred tax liability in the amount of $131.4 million, which is reflected as a liability on the consolidated balance sheet of G-I Holdings. Payment of this liability (subject to reduction to reflect utilization of the tax attributes of GAF and its subsidiaries) is not expected earlier than 1999 under present circumstances. In certain circumstances, GFC could be required to satisfy this liability earlier than 1999. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against such tax liability. Prior to the Separation Transactions, the Company was a member of the same consolidated Federal

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. INCOME TAXES--(CONTINUED)

income tax group as GFC. Subject to such indemnification, the Company would be severally liable for any tax liability imposed in connection with the Surfactants Partnership should GAF, G-I Holdings and such subsidiaries be unable to satisfy such liability. GAF has advised the Company that, in the event the tax liability becomes payable, GAF believes that it will have access to sufficient funds to satisfy this liability if so required.

NOTE 3. SALE OF ACCOUNTS RECEIVABLE

     In June 1993, the Company sold its domestic trade accounts receivable, without recourse, for a maximum of $25 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time. As of November 6, 1996, the agreement under which the Company sells its domestic trade accounts receivable was extended for one year on substantially the same terms and conditions, and the maximum purchase amount was increased to $29 million. The excess of accounts receivable sold over the net proceeds received is included in 'Accounts receivable, other'. The effective cost to the Company varies with LIBOR or commercial paper rates and is included in 'Other income (expense), net'.


     In 1996, the Financial Accounting Standards Board issued SFAS No. 125, relating to accounting for transfers and servicing of financial assets and extinguishments of liabilities, which will be adopted in 1997. The Company does not anticipate that the implementation of SFAS No. 125 will have a material effect on the Company's results of operations or financial position.

NOTE 4. INVENTORIES

     At December 31, 1996 and 1995, $49.2 and $56.2 million, respectively, of domestic inventories were valued using the LIFO method. Inventories comprise the following:

                                     DECEMBER 31,
                                 --------------------
                                   1996        1995
                                 --------    --------
                                     (THOUSANDS)
Finished goods................   $ 68,436    $ 71,431
Work in process...............     24,261      20,540
Raw materials and supplies....     17,814      18,634
                                 --------    --------
     Total....................    110,511     110,605
Less LIFO reserve.............     (1,925)     (2,636)
                                 --------    --------
Inventories...................   $108,586    $107,969
                                 --------    --------
                                 --------    --------

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                DECEMBER 31,
                                           ----------------------
                                             1996         1995
                                           ---------    ---------
                                                (THOUSANDS)
Land and land improvements..............   $  71,653    $  69,504
Buildings and building equipment........      85,693       80,880
Machinery and equipment.................     475,917      438,579
Construction in progress................      45,341       46,547
                                           ---------    ---------
     Total..............................     678,604      635,510
Less accumulated depreciation...........    (189,130)    (159,960)
                                           ---------    ---------
Property, plant and equipment, net......   $ 489,474    $ 475,550
                                           ---------    ---------
                                           ---------    ---------

     See Note 12 for information regarding capital leases.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 6. LONG-TERM DEBT

     Long-term debt comprises the following:

                                                               DECEMBER 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                               (THOUSANDS)
9% Senior Notes due 1999................................   $200,000    $200,000
Borrowings under revolving credit facility..............     70,425      40,800
Obligation on mortgaged property due 1999...............     38,125      38,125
Obligations under capital leases (Note 12)..............      2,068       1,727
Other...................................................        286          --
                                                           --------    --------
     Total long-term debt...............................    310,904     280,652
Less current maturities.................................       (610)       (398)
                                                           --------    --------
Long-term debt less current maturities..................   $310,294    $280,254
                                                           --------    --------
                                                           --------    --------


     In connection with the issuance of the 9% Senior Notes due 1999 (the '9% Notes'), the Company entered into interest rate swap agreements ('swaps') with banks in an aggregate notional principal amount of $200 million. In 1993, the Company terminated the swaps, resulting in gains of $25.1 million, and entered into new swaps. The gains were deferred and are being amortized as a reduction of interest expense over the remaining life of the 9% Notes. As a result of the new swaps, the effective interest cost to the Company of the 9% Notes varies at a fixed spread over LIBOR. Based on the fair value of the swaps at December 31, 1996 and 1995, the Company would have incurred losses of $4.8 and $2.8 million, respectively, representing the estimated amount that would be payable by the Company if the swaps were terminated at such dates.

     The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In connection with the refinancing of the Company's bank facility in October 1994, the Company recorded an extraordinary charge of $1.2 million (after an income tax benefit of $.7 million), representing the write-off of deferred financing fees related to the previous bank credit agreement. In July 1996, the Company refinanced this credit facility with a $400 million five-year revolving credit facility (the 'Credit Agreement'). Borrowings under the Credit Agreement bear interest at a floating rate (6.67% on December 31, 1996) based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of the Company.

     As of December 31, 1996, letters of credit in the amount of $8.0 million were outstanding under the Credit Agreement. The Credit Agreement permits the Company to make loans to affiliates, and to make available letters of credit for the benefit of affiliates, in an aggregate amount of up to $75 million, none of which had been utilized as of December 31, 1996.

     The Company has a $38.1 million mortgage obligation, due 1999, on its headquarters property. Interest on the mortgage is at a floating rate based on LIBOR.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to ISP Holdings' 9% Senior Notes due 2003 and 9 3/4% Senior Notes due 2002. As of December 31, 1996, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indenture relating to the 9% Notes also limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. As of December 31, 1996, under the most restrictive of such limitations, the Company could have paid dividends in the aggregate amount of $80.2 million.

     The Credit Agreement and the indenture relating to the 9% Notes contain additional affirmative and negative covenants, including restrictions on liens, investments, transactions with affiliates, sale-leaseback

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 6. LONG-TERM DEBT--(CONTINUED)

transactions, and restrictions on mergers and transfers of all or substantially all of the assets of the Company or its subsidiaries. The Credit Agreement also provides for a default if there is a change in control (as defined) of the Company.

     Neither the Credit Agreement nor the 9% Notes are secured by any assets of the Company or its subsidiaries. The indenture governing the 9% Notes provides, subject to certain exceptions, that if the Company issues any debt secured by a lien on the stock of certain of its subsidiaries or upon any principal property, then such notes must be equally and ratably secured.

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. The Credit Agreement also provides for adjustments to the interest rate if there is a change in the credit rating of the Company. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 9% Notes as of December 31, 1996 and 1995 was $207.8 and $214.6 million, respectively.

     The aggregate maturities of long-term debt as of December 31, 1996 for the next five years are as follows:

           (THOUSANDS)
           -----------
1997....    $    610
1998....         628
1999....     238,503
2000....         350
2001....      83,277

     In the above table, 1999 maturities include the $200 million of 9% Notes and the $38.1 million mortgage obligation. Maturities in 2001 include the $70.4 million of borrowings outstanding under the Credit Agreement as of December 31, 1996, based on the expiration of the Credit Agreement in July 2001, and $12.6 million of borrowings from ISP Holdings pursuant to a note agreement maturing in July 2001 (see Note 9).


     At December 31, 1996, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $38.5 million, of which $16.2 million were unused, and the Company also had a domestic bank line of credit of $10 million, none of which was utilized. The weighted average interest rate on the Company's short-term borrowings as of December 31, 1996 and 1995 was 4.6% and 5.8%, respectively.

NOTE 7. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (of which up to 4% of participants' compensation, at the participants' option, is contributed in the form of the Company's common stock at a $.50 per share discount from the market price on the date of contribution), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $6.4, $6.3 and $6.1 million for 1996, 1995 and 1994, respectively.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees (the 'Hourly Retirement Plan'). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 7. BENEFIT PLANS--(CONTINUED)

     The Company's net periodic pension cost for the Hourly Retirement Plan included the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1996       1995      1994
                                                    -------    ------    ------
                                                            (THOUSANDS)
Service cost.....................................   $   315    $  287    $  363
Interest cost....................................     1,439     1,349     1,253
Actual income on plan assets.....................    (1,733)     (976)     (924)
Net deferral and amortization of unrecognized
  prior service cost and actuarial losses........       174       275       343
                                                    -------    ------    ------
Net periodic pension cost........................   $   195    $  935    $1,035
                                                    -------    ------    ------
                                                    -------    ------    ------

     The following table sets forth the funded status of the Hourly Retirement
Plan:

                                                               DECEMBER 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
                                                               (THOUSANDS)
Accumulated benefit obligation:
  Vested................................................   $ 16,914    $ 16,919
  Nonvested.............................................      3,117       2,273
                                                           --------    --------
Total accumulated benefit obligation....................   $ 20,031    $ 19,192
                                                           --------    --------
                                                           --------    --------
Projected benefit obligation............................   $ 20,031    $ 19,192
Fair value of plan assets, primarily listed stocks and
  U.S. Government securities............................    (19,076)    (15,314)
                                                           --------    --------
Projected benefit obligation in excess of plan assets...        955       3,878
Unrecognized prior service cost.........................     (1,202)     (1,956)
Unrecognized net loss...................................         --        (796)
                                                           --------    --------
Unfunded (prepaid) accrued pension cost.................   $   (247)   $  1,126)
                                                           --------    --------
                                                           --------    --------

     At December 31, 1996, the difference between the 'Projected benefit obligation in excess of plan assets' and the 'Unfunded (prepaid) accrued pension cost', in the amount of $1,202,000, has been recorded by the Company as an intangible asset. The foregoing amount will be amortized to expense over a period of approximately 15 years, as the Company continues to fund the benefits under the Hourly Retirement Plan.

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.75% and 7.5% for 1996 and 1995, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost, was 11% for 1996 and 9% for 1995.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $.6, $1.4 and $1.2 million for 1996, 1995 and 1994, respectively.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 7. BENEFIT PLANS--(CONTINUED)

     The following table shows the components of the accrued postretirement health care cost obligation as of December 31, 1996 and 1995:

                                                                DECEMBER 31,
                                                             ------------------
                                                              1996       1995
                                                             -------    -------
                                                                (THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees, dependents and beneficiaries eligible for
     benefits.............................................   $ 8,141    $ 9,053
  Active employees fully eligible for benefits............     1,941      2,042
  Active employees not fully eligible for benefits........       123        121
                                                             -------    -------
Total accumulated postretirement benefit obligation.......    10,205     11,216
Fair value of plan assets.................................        --         --
Unrecognized prior service cost and unrecognized net gains
  (losses)................................................       573       (241)
                                                             -------    -------
Accrued postretirement benefit obligation.................   $10,778    $10,975
                                                             -------    -------
                                                             -------    -------


     The net periodic postretirement benefit cost included the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1996     1995     1994
                                                        -----    -----    -----
                                                              (THOUSANDS)
Service cost.........................................   $   4    $   3    $  39
Interest cost........................................     805      884      845
Amortization of unrecognized prior service cost......     (39)    (145)     (25)
                                                        -----    -----    -----
Net periodic postretirement benefit cost.............   $ 770    $ 742    $ 859
                                                        -----    -----    -----
                                                        -----    -----    -----

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1996 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 13% and 7% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1997 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.5% for 1996 and 1995, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $877,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year 1996 by $118,000.

NOTE 8. STOCK OPTION PLAN

     The 1991 Incentive Plan for Key Employees and Directors, as amended ('the Plan'), authorizes the grant of options to purchase a maximum of 5,000,000 shares of the Company's common stock. In December 1996, the Company's Board of Directors approved an amendment to the Plan, subject to stockholder approval, increasing the number of shares as to which options may be granted under the Plan to 7,000,000. In December 1995, the Company's Board of Directors approved an amendment to the Plan, which was approved by the Company's stockholders in 1996, to permit the Compensation Committee of the Board of Directors (the 'Committee') to determine the exercise price and vesting schedule of options granted under the Plan. In December 1995 and December 1996, the Company granted options to certain employees to purchase 215,500 and 338,645 shares, respectively, of the Company's common stock at exercise prices ranging from $.625 to $5.625 below the fair

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8. STOCK OPTION PLAN--(CONTINUED)

market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is recognized as compensation expense over the vesting periods of 2 1/2 to 3 years. Compensation expense was $.3 million and $0 in 1996 and 1995, respectively, for such options. All other employee options granted under the Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors.

     The Company has elected the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation', and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards at grant dates, the Company's pro forma net income for the years 1996 and 1995 would have been $80.0 and $67.2 million, respectively, and pro forma earnings per share would have been $.82 and $.68, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 27%; and dividend yield of 0%.

     The following is a summary of transactions pertaining to the Plan:

                                          YEAR ENDED             YEAR ENDED
                                       DECEMBER 31, 1996      DECEMBER 31, 1995
                                      -------------------    -------------------
                                                 WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE
                                      SHARES     EXERCISE    SHARES     EXERCISE
                                      (000's)     PRICE      (000's)     PRICE
                                      -------    --------    -------    --------
Outstanding, January 1.............     3,277     $ 7.86       2,200     $ 7.72
Granted............................     2,110      11.31       1,355       8.05
Exercised..........................      (115)      6.90         (29)      6.76
Forfeited..........................      (258)      8.17        (249)      7.79
                                      -------                -------
Outstanding, December 31...........     5,014     $ 9.32       3,277     $ 7.86
                                      -------                -------
                                      -------                -------
Options exercisable, December 31...     1,140     $ 8.45         708     $ 8.65
                                      -------    --------    -------    --------
                                      -------    --------    -------    --------

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1996 for which the exercise price equaled the fair market value of such shares on the date of grant was $3.50 per share, and such weighted average fair value of options granted in 1996 for which the exercise price was less than the fair market value of such shares on the date of grant was $5.99 per share.

     The following is a summary of the status of stock options outstanding and exercisable under the Plan as of December 31, 1996:

                              STOCK OPTIONS
                               OUTSTANDING                   STOCK OPTIONS
                    ----------------------------------        EXERCISABLE
                                            WEIGHTED      -------------------
                               WEIGHTED      AVERAGE                 WEIGHTED
                               AVERAGE      REMAINING                AVERAGE
RANGE OF            SHARES     EXERCISE    CONTRACTUAL    SHARES     EXERCISE
EXERCISE PRICES     (000's)     PRICE         LIFE        (000's)     PRICE
-----------------   -------    --------    -----------    -------    --------
$ 5.00-$ 7.50....     1,945     $ 6.71      5.99 years        654     $ 6.76
$ 7.51-$11.25....     1,023       9.15      7.75 years        186       8.71
$11.26-$14.00....     2,046      11.88      8.17 years        300      11.96
                    -------                               -------
Total............     5,014     $ 9.32      7.24 years      1,140     $ 8.45
                    -------    --------    -----------    -------    --------
                    -------    --------    -----------    -------    --------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 9. RELATED PARTY TRANSACTIONS

     Building Materials Corporation of America ('BMCA'), an indirect wholly owned subsidiary of GAF and an affiliate of the Company, purchases all of its colored roofing granule requirements from the Company (except for the requirements of its California roofing plant) under a requirements contract which was renewed for 1997 and is subject to annual renewal unless terminated by the Company or BMCA. In addition, in December 1995, U.S. Intec, Inc. ('USI') an indirect subsidiary of GAF and, as of January 1, 1997, a subsidiary of BMCA, commenced purchasing substantially all of its requirements for colored roofing granules from the Company (except for the requirements of its Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract which expires December 31, 1997. In 1996, BMCA and USI purchased a total of $50.5 million of mineral products from the Company, representing approximately 7% of the Company's total net sales and approximately 59% of the Company's net sales of mineral products. Sales by the Company to BMCA and USI totaled $45.8 and $42.5 million for 1995 and 1994, respectively.

     The receivable from BMCA for sales of mineral products as of December 31, 1996 and 1995 was $3.5 and $2.7 million, respectively, and the receivable from USI for sales of mineral products at each of December 31, 1996 and 1995 was $.1 million.

     Pursuant to a Management Agreement, which expires at the end of 1997, the Company provides certain general management, administrative, and facilities services to ISP Holdings and certain of its affiliates, including GAF, BMCA, USI, G-I Holdings and GFC. Charges by the Company for providing such services aggregated $4.9, $4.5 and $4.4 million for 1996, 1995 and 1994, respectively, and are reflected as reductions of 'Selling, general and administrative' expense. The basis for such charges is an estimate of the costs the Company incurs to provide management services, including, but not limited to, executive, legal, tax, treasury and accounting services, and the costs to the Company of providing and maintaining facilities services at the corporate headquarters, which is owned by a subsidiary of the Company. In addition to the management services charge, BMCA paid approximately $.8 million to the Company in 1996 and $.7 million in each of 1995 and 1994, primarily for telecommunications and information services, and ISP Holdings, G-I Holdings and BMCA paid an aggregate of approximately $.5, $.2 and $.3 million in 1996, 1995 and 1994, respectively, to the Company for certain legal services, which in each case were not encompassed within the Management Agreement. In connection with the Separation Transactions, the Management Agreement was modified to incorporate such services, and, in that connection, the total charges for management fees were increased to an annual rate of $5.5 million, effective January 1, 1997.

     See Note 2 for a discussion of the Tax Sharing Agreement.

     Under the terms of the Credit Agreement, the Company or any of its subsidiaries are permitted to make loans to affiliates, and provide letters of credit issued for the benefit of such affiliates, up to an aggregate amount not to exceed $75 million outstanding at any time (see Note 6).

     The Company and its subsidiaries also borrow from ISP Holdings and G-I Holdings and its subsidiaries at the same rates available to the Company under the Credit Agreement. Such borrowings outstanding from G-I Holdings at December 31, 1995 comprised $50.6 million, classified as current, and $67.2 million, classified as long-term pursuant to an interest-bearing note maturing in July 2001. Such borrowings from G-I Holdings were repaid in 1996, and, as a result of the Separation Transactions, loans between the Company and G-I Holdings are prohibited by ISP Holdings' debt instruments. At December 31, 1996, the Company had total borrowings from ISP Holdings of $62.6 million, $50 million pursuant to a note agreement maturing in December 2006 and $12.6 million pursuant to a note agreement maturing in July 2001.

     Certain executive officers of the Company were granted stock appreciation rights relating to ISP Holdings' common stock. Compensation expense in connection with such stock appreciation rights is reflected in ISP Holdings' operating expense and was immaterial for 1996, 1995 and 1994, respectively.

     ISP Holdings has issued options to certain employees to purchase shares of its Redeemable Convertible Preferred Stock; such shares are convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price. The common stock is subject to repurchase by ISP Holdings under certain circumstances at a

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

price equal to current Book Value as defined. No expense is accrued in connection with the preferred stock options.

NOTE 10. BUSINESS SEGMENT INFORMATION

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                          (MILLIONS)
Net sales:
  Specialty Chemicals.......................   $  587.2    $  562.0    $  487.2
  Mineral Products(1).......................       85.6        86.1        81.1
  Other.....................................       43.7        40.9        31.7
                                               --------    --------    --------
Net sales...................................   $  716.5    $  689.0    $  600.0
                                               --------    --------    --------
                                               --------    --------    --------
Operating income:
  Specialty Chemicals(2)....................   $  117.9    $  106.3    $   80.6
  Mineral Products..........................       16.5        16.3        14.6
  Other                                             1.6         4.5         4.0
                                               --------    --------    --------
Total operating income......................   $  136.0    $  127.1    $   99.2
                                               --------    --------    --------
                                               --------    --------    --------
Identifiable assets:
  Specialty Chemicals(3)....................   $  958.1    $  953.5    $  962.5
  Mineral Products..........................      154.5       154.6       158.5
  Other.....................................       27.7        25.0        20.0
  General Corporate(4)......................      176.6       179.8       110.3
                                               --------    --------    --------
Total assets................................   $1,316.9    $1,312.9    $1,251.3
                                               --------    --------    --------
                                               --------    --------    --------
Capital expenditures and acquisitions:
  Specialty Chemicals.......................   $   41.6    $   31.1    $   22.5
  Mineral Products..........................        9.5         6.0         8.3
  Other.....................................        3.5         1.8          .3
                                               --------    --------    --------
Total.......................................   $   54.6    $   38.9    $   31.1
                                               --------    --------    --------
                                               --------    --------    --------

Depreciation and goodwill amortization:
  Specialty Chemicals.......................   $   41.0    $   38.6    $   36.1
  Mineral Products..........................        9.6         9.7         9.3
  Other.....................................         .9          .9          .8
                                               --------    --------    --------
Total.......................................   $   51.5    $   49.2    $   46.2
                                               --------    --------    --------
                                               --------    --------    --------

------------------
(1) Includes sales to BMCA of $48.1, $45.7 and $42.5 million for 1996, 1995 and 1994, respectively, and sales to USI of $2.4 and $.1 million for 1996 and 1995, respectively.

(2) Does not include operating income of the Company's 50% ownership of GAF-Huls. The Company's equity in the earnings of GAF-Huls is reflected in the Consolidated Statements of Income as 'Equity in earnings of joint venture' below Operating Income.

(3) Identifiable assets of Specialty Chemicals include the Company 50% ownership of GAF-Huls. See Note 1.

(4) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes and are not allocated to industry segments.

     The Company manufactures a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products encompassing such worldwide markets as pharmaceuticals, hair and skin care, plastics, agricultural, coatings and adhesives. The Company's mineral products business manufactures ceramic-coated colored roofing granules which are sold primarily to the North American roofing industry for use in the manufacture of asphalt roofing shingles. Over 50% of the Company's sales of mineral products are to BMCA (see Note 9). The Company also manufactures filter products and advanced materials.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 11. GEOGRAPHIC INFORMATION

     Results set forth below for foreign operations represent sales and operating income of foreign-based subsidiaries.

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------
                                                          (MILLIONS)
Net sales:
  Domestic operations(1)....................   $  361.0    $  345.2    $  306.4
  Europe(2).................................      212.3       209.1       180.9
  Asia-Pacific..............................      102.9       101.2        83.4
  Other foreign operations..................       40.3        33.5        29.3
                                               --------    --------    --------
Net sales...................................   $  716.5    $  689.0    $  600.0
                                               --------    --------    --------
                                               --------    --------    --------
Operating income:
  Domestic operations.......................   $   64.4    $   57.9    $   41.3
  Europe....................................       53.1        46.5        37.1
  Asia-Pacific..............................       17.5        20.2        16.6
  Other foreign operations..................        1.0         2.5         4.2
                                               --------    --------    --------
Operating income............................      136.0       127.1        99.2
Equity in earnings of joint venture.........        5.6         5.4         2.0
Interest expense and other, net.............      (15.6)      (26.4)      (28.7)
                                               --------    --------    --------
Income before income taxes and extraordinary
  item......................................   $  126.0    $  106.1    $   72.5
                                               --------    --------    --------
                                               --------    --------    --------
Identifiable assets:
  Domestic operations.......................   $  948.4    $  954.1    $  974.3
  Europe(3).................................      130.8       133.1       128.9
  Asia-Pacific..............................       41.4        32.2        28.5
  Other foreign operations..................       19.7        13.7         9.3
  General Corporate(4)......................      176.6       179.8       110.3
                                               --------    --------    --------
Total assets................................   $1,316.9    $1,312.9    $1,251.3
                                               --------    --------    --------
                                               --------    --------    --------

------------------
(1) Net sales--domestic operations excludes sales by the Company's domestic subsidiaries to foreign-based subsidiaries of $160.1, $140.9 and $135.1 million for 1996, 1995 and 1994, respectively.

(2) Net sales--Europe excludes sales by the Company's European subsidiaries to domestic and other foreign-based subsidiaries of $20.7, $19.9 and $12.8 million for 1996, 1995 and 1994, respectively.

(3) Identifiable assets--Europe include the Company's 50% ownership of GAF-Huls. See Note 1.

(4) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes.

     Approximately 60% of the Company's international sales in 1996 were in countries in Western Europe and Japan which are subject to currency exchange rate fluctuation risks. See Note 1 for a discussion of the Company's policy to manage these risks. Other countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flows of the Company in order to satisfy its obligations. Such obligations include $325 million principal amount of ISP Holdings' 9% Senior Notes due 2003 and $199.9 million principal amount of ISP Holdings' 9 3/4% Senior Notes due 2002. ISP Holdings expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from the Company, as to which there are restrictions under the Credit Agreement and the indenture relating to the 9% Notes (see Note
6), and payments pursuant to the Tax

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

Sharing Agreement (see Note 2). The Company does not believe that the dependence of ISP Holdings on the cash flows of the Company should have a material adverse effect on the operations, liquidity or capital resources of the Company.

Asbestos Litigation Against GAF

     GAF and G-I Holdings have established reserves for asbestos bodily injury claims, as of December 31, 1996, in the amount of $333.8 million (before estimated present value of recoveries from products liability insurance policies of $190.5 million and related deferred tax benefits of $51.7 million). GAF and G-I Holdings have advised the Company that certain components of the asbestos-related liability and the related insurance recoveries have been reflected on a discounted basis in their financial statements, and that the aggregate undiscounted liability as of December 31, 1996, before estimated recoveries from products liability insurance policies, was $370.6 million. GAF and G-I Holdings have also advised the Company that they believe that their reserves adequately reflect their asbestos-related liabilities. GAF's and G-I Holdings' estimate of liability for asbestos claims is based on a pending settlement of future asbestos bodily injury claims (the 'Settlement') becoming effective and on assumptions which relate, among other things, to the number of new cases filed, the cost of resolving (either by settlement or litigation or through the mechanism established by the Settlement) pending and future claims, the realization of related tax benefits, the favorable resolution of pending litigation against certain insurance companies and the amount of recoveries from various insurance companies.

     Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been employed in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters ('Environmental Claims') in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims, as of December 31, 1996, will be approximately $18.5 million, before reduction for insurance recoveries reflected on the Company's balance sheet (discussed below) of $6.9 million ('estimated recoveries'). The gross environmental liability is included within 'Accrued liabilities' and 'Other liabilities', and the estimated recoveries are included within 'Other current assets' and 'Other assets'.

     In the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and it may receive amounts substantially in excess thereof. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for the Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.


     The estimated recoveries are based in part upon interim agreements with certain insurers. The Company terminated these agreements in 1995 and commenced litigation seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts at or in excess of the estimated recoveries.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection (NJDEP) requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million (in connection with which the Company anticipates insurance recoveries of approximately $5 million).

Lease Commitments

     Leases for certain equipment at two of the Company's mineral products plants are accounted for as capital leases and are included in 'Property, plant and equipment, net', at December 31, 1996 and 1995 in the amount of $2.3 and $2.1 million, respectively. The Company also has operating leases for transportation, production and data processing equipment and for various buildings. Rental expense on operating leases was $8.7, $8.2 and $7.4 million for 1996, 1995 and 1994, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 1996 were as follows:

                                                  CAPITAL    OPERATING
                                                  LEASES      LEASES
                                                  -------    ---------
                                                      (THOUSANDS)
1997...........................................   $   735     $ 2,865
1998...........................................       694       1,985
1999...........................................       399       1,330
2000...........................................       346         756
2001...........................................       251         598
Later years....................................        49         988
                                                  -------    ---------
Total minimum payments.........................     2,474     $ 8,522
                                                             ---------
Less interest included above...................      (406)   ---------
                                                  -------
Present value of net minimum lease payments....   $ 2,068
                                                  -------
                                                  -------

Other Commitments

      The Company intends to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. While the originally anticipated commencement date of the European project has been deferred because the Company has been able to implement cost efficient capacity expansions at its existing manufacturing facilities, based upon its current analyses of additional opportunities for expansion of existing capacity, end-use demand, and other relevant factors, the Company intends to proceed with the project by the end of 1997. Costs capitalized to date related to this project are included in 'Construction in progress'. The Company anticipates utilizing internally generated funds, existing credit facilities and/or independent financing to fund the cost of the project.

     The Company has received conditional site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property, and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. Both the site designation and the access ramp approval have been appealed to the Courts by the City of Linden. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing therefor. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            1996 BY QUARTER                          1995 BY QUARTER
                                  ------------------------------------     ------------------------------------
                                  FIRST     SECOND    THIRD     FOURTH     FIRST     SECOND    THIRD     FOURTH
                                  ------    ------    ------    ------     ------    ------    ------    ------
                                                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales......................   $185.6    $185.0    $173.6    $172.3     $179.9    $182.6    $167.8    $158.7
Cost of products sold..........    112.9     107.1     100.3      98.6      113.2     109.2      99.9      92.4
                                  ------    ------    ------    ------     ------    ------    ------    ------
Gross profit...................   $ 72.7    $ 77.9    $ 73.3    $ 73.7     $ 66.7    $ 73.4    $ 67.9    $ 66.3
                                  ------    ------    ------    ------     ------    ------    ------    ------
                                  ------    ------    ------    ------     ------    ------    ------    ------
Operating income...............   $ 34.2    $ 38.0    $ 33.5    $ 30.3     $ 31.2    $ 36.2    $ 31.8    $ 27.9
                                  ------    ------    ------    ------     ------    ------    ------    ------
                                  ------    ------    ------    ------     ------    ------    ------    ------
Income before income taxes.....   $ 31.3    $ 35.6    $ 31.3    $ 27.8     $ 24.1    $ 29.6    $ 27.5    $ 24.9
Income taxes...................    (11.4)    (13.0)    (11.2)     (9.7)      (9.0)    (11.1)     (9.9)     (8.7)
                                  ------    ------    ------    ------     ------    ------    ------    ------
Net income.....................   $ 19.9    $ 22.6    $ 20.1    $ 18.1     $ 15.1    $ 18.5    $ 17.6    $ 16.2
                                  ------    ------    ------    ------     ------    ------    ------    ------
                                  ------    ------    ------    ------     ------    ------    ------    ------
Earnings per common share(1)...   $  .20    $  .23    $  .21    $  .19     $  .15    $  .19    $  .18    $  .17
                                  ------    ------    ------    ------     ------    ------    ------    ------
                                  ------    ------    ------    ------     ------    ------    ------    ------

------------------
(1) Earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the quarters.

                                                                     SCHEDULE II
                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               YEAR ENDED DECEMBER 31, 1996
                                                  ------------------------------------------------------
                                                   BALANCE      CHARGED TO                    BALANCE
                                                  JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                          1996        EXPENSES     DEDUCTIONS        1996
-----------------------------------------------   ----------    ----------    ----------    ------------
                                                                       (THOUSANDS)
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts...........    $  2,879      $    272      $    311(a)    $  2,840
     Reserve for inventory market valuation....      13,978         8,329         9,495         12,812

                                                               YEAR ENDED DECEMBER 31, 1995
                                                  ------------------------------------------------------
                                                   BALANCE      CHARGED TO                    BALANCE
                                                  JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                          1995        EXPENSES     DEDUCTIONS        1995
-----------------------------------------------   ----------    ----------    ----------    ------------
                                                                       (THOUSANDS)
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts...........    $  2,292      $    681      $     94(a)    $  2,879
     Reserve for inventory market valuation....       9,631         8,861         4,514         13,978

                                                               YEAR ENDED DECEMBER 31, 1994
                                                  ------------------------------------------------------
                                                   BALANCE      CHARGED TO                    BALANCE
                                                  JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                          1994        EXPENSES     DEDUCTIONS        1994
-----------------------------------------------   ----------    ----------    ----------    ------------
                                                                       (THOUSANDS)
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts...........    $  2,313      $    325      $    346(a)    $  2,292
     Reserve for inventory market valuation....       8,991         7,052         6,412          9,631

------------------
Notes:

(a) Represents write-offs of uncollectible accounts net of recoveries.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

    GUARANTOR FINANCIAL DATA (FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS)

     The 9% Senior Notes discussed in Note 6 to Consolidated Financial Statements were issued by ISP Chemicals Inc. and ISP Technologies Inc., domestic subsidiaries of ISP (the 'Issuers') and are guaranteed by ISP and certain of its domestic subsidiaries (the 'Subsidiary Guarantors'). Presented below is combined condensed financial information for the Issuers and the Subsidiary Guarantors, which together are interdependent and with their subsidiaries constitute all of the domestic subsidiaries of ISP, except for International Specialty Products Funding Corporation, a special purpose subsidiary of ISP which is the seller of the Company's accounts receivable. See Note 3 to Consolidated Financial Statements. This financial information should be read in conjunction with ISP's Consolidated Financial Statements and related notes included in this Form 10-K. Financial information for ISP's foreign subsidiaries, including its investment in GAF-Huls, is reflected in the following financial information by the equity method of accounting.

                    COMBINED CONDENSED STATEMENTS OF INCOME

                 FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1996      1995      1994
                                                     ------    ------    ------
                                                             (MILLIONS)
Net sales.........................................   $521.1    $486.0    $441.6
                                                     ------    ------    ------
Costs and expenses:
  Cost of products sold...........................    355.2     333.7     309.9
  Selling, general and administrative.............     88.3      81.2      77.0
  Goodwill amortization...........................     13.2      13.2      13.4
                                                     ------    ------    ------
     Total costs and expenses.....................    456.7     428.1     400.3
                                                     ------    ------    ------
Operating income..................................     64.4      57.9      41.3
Interest expense..................................    (27.3)    (34.3)    (28.6)
Equity in income from foreign subsidiaries and 50%
  owned joint venture.............................     61.8      53.3      39.4
Other income, net.................................     20.2      22.4      14.3
                                                     ------    ------    ------

Income before income taxes and extraordinary
  item............................................    119.1      99.3      66.4
Income taxes......................................    (38.6)    (31.9)    (20.7)
                                                     ------    ------    ------
Income before extraordinary item..................     80.5      67.4      45.7
Extraordinary item, net of related income tax
  benefit.........................................       --        --      (1.2)
                                                     ------    ------    ------
Net income........................................   $ 80.5    $ 67.4    $ 44.5
                                                     ------    ------    ------
                                                     ------    ------    ------

                    INTERNATIONAL SPECIALTY PRODUCTS INC.

                     SUPPLEMENTARY FINANCIAL INFORMATION

                GUARANTOR FINANCIAL DATA (FOR THE ISSUERS AND
                   THE SUBSIDIARY GUARANTORS)--(CONTINUED)

                      COMBINED CONDENSED BALANCE SHEETS

                FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1996        1995
                                                             --------    --------
                                                                  (MILLIONS)
                          ASSETS
Current Assets:
  Cash and cash equivalents...............................   $    5.3    $    3.3
  Investments in trading securities.......................         .7        17.3
  Investments in available-for-sale securities............       59.8        71.4
  Other short-term investments............................        6.1         4.9
  Accounts receivable, net................................        4.9        10.4
  Receivable from related parties, net....................        5.0          --
  Loan receivable from related party......................        2.6          --
  Inventories.............................................       67.5        72.5
  Other current assets....................................       11.0        10.1
                                                             --------    --------
     Total Current Assets.................................      162.9       189.9
Property, plant and equipment, net........................      459.7       449.8
Excess of cost over net assets of businesses acquired,
  net.....................................................      417.3       430.5
Advances to and equity in investment in foreign
  subsidiaries and 50% owned joint venture................      192.2       161.1
Other assets..............................................       22.1        21.4
                                                             --------    --------
     Total Assets.........................................   $1,254.2    $1,252.7
                                                             --------    --------
                                                             --------    --------

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt.........................................   $     --    $   13.0
  Current maturities of long-term debt....................         .6          .4
  Loan payable to related party...........................         --        50.6
  Accounts payable........................................       29.7        26.3
  Accrued liabilities.....................................       39.9        42.0
  Payable to related parties, net.........................         --         9.4
                                                             --------    --------
     Total Current Liabilities............................       70.2       141.7
Long-term debt less current maturities....................      310.0       280.3
Long-term notes payable to related parties................       62.6        67.2
Deferred income taxes.....................................       52.7        55.7
Other liabilities.........................................       59.7        64.6
Stockholders' Equity......................................      699.0       643.2
                                                             --------    --------
     Total Liabilities and Stockholders' Equity...........   $1,254.2    $1,252.7
                                                             --------    --------
                                                             --------    --------

                    INTERNATIONAL SPECIALTY PRODUCTS INC.

                     SUPPLEMENTARY FINANCIAL INFORMATION

                GUARANTOR FINANCIAL DATA (FOR THE ISSUERS AND
                   THE SUBSIDIARY GUARANTORS)--(CONTINUED)

                 COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1996      1995       1994
                                                   ------    -------    -------
                                                            (MILLIONS)
Cash and cash equivalents, beginning of year....   $  3.3    $   9.9    $   1.1
                                                   ------    -------    -------
Cash provided by operating activities:
  Net income....................................     80.5       67.4       44.5
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation...............................     35.4       33.6       30.6
     Goodwill amortization......................     13.2       13.2       13.4
     Deferred income taxes......................     (2.5)     (18.8)     (16.5)
  (Increase) decrease in working capital
     items......................................      9.4       (7.1)       (.6)
  Purchases of trading securities...............    (10.3)     (66.5)    (267.2)
  Proceeds from sales of trading securities.....     19.5      104.1      284.5
  Change in advances to and equity in investment
     in foreign subsidiaries and 50% owned joint
     venture....................................    (34.4)     (26.8)     (10.5)
  Change in net receivable from/payable to
     related parties............................    (14.5)       6.1        (.2)
  Change in cumulative translation adjustment...     (8.4)       6.9        8.3
  Other, net....................................     (4.6)       8.1      (10.0)
                                                   ------    -------    -------
  Net cash provided by operating activities.....     83.3      120.2       76.3
                                                   ------    -------    -------
Cash used in investing activities:
  Capital expenditures..........................    (45.5)     (34.4)     (29.2)
  Purchases of available-for-sale securities....   (170.0)    (325.3)       (.9)
  Purchases of other short-term investments.....     (1.3)      (2.2)      (2.7)
  Proceeds from sales of available-for-sale
     securities.................................    188.9      255.6         .7
                                                   ------    -------    -------
  Net cash used in investing activities.........    (27.9)    (106.3)     (32.1)
                                                   ------    -------    -------

Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts
     receivable.................................      2.0        3.7       (1.1)
  Increase (decrease) in short-term debt........    (13.0)      13.0      (12.7)
  Increase (decrease) in borrowings under
     revolving credit facility..................     29.6       (4.2)     (82.3)
  Other increase (decrease) in long-term debt...       .4       (1.4)       (.8)
  Increase (decrease) in loans from related
     parties....................................    (57.9)     (15.2)      66.3
  Dividends.....................................       --         --       (5.0)
  Repurchases of common stock...................    (15.1)     (16.6)       (.3)
  Other, net....................................       .6         .2         .5
                                                   ------    -------    -------
  Net cash used in financing activities.........    (53.4)     (20.5)     (35.4)
                                                   ------    -------    -------
Net change in cash and cash equivalents.........      2.0       (6.6)       8.8
                                                   ------    -------    -------
Cash and cash equivalents, end of year..........   $  5.3    $   3.3    $   9.9
                                                   ------    -------    -------
                                                   ------    -------    -------

     The advances to and equity in investment in foreign subsidiaries and 50% owned joint venture and the related equity in income from foreign subsidiaries and 50% owned joint venture include the net assets and operating results, respectively, of ISP's wholly owned foreign subsidiaries and its 50% owned joint venture, GAF-Huls. Domestic operating income includes $39.4, $28.4 and $32.1 million of profits on sales made by ISP's domestic subsidiaries to its foreign-based subsidiaries for 1996, 1995 and 1994, respectively. Profits earned on sales to the foreign-based subsidiaries which were included in the foreign-based subsidiaries' inventories at the end of each period have been eliminated from domestic operating income and from advances to and equity in investment in foreign subsidiaries.

     Dividends received from foreign-based subsidiaries and GAF-Huls aggregated $18.7, $26 and $59.8 million for 1996, 1995 and 1994, respectively.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
  3.1    -- Certificate of Incorporation of ISP (incorporated by reference to
            Exhibit 3.1 to ISP's Registration Statement on Form S-1,
            Registration No. 33-40337) (the 'Common Stock Registration
            Statement').

  3.2    -- By-laws of ISP (incorporated by reference to Exhibit 3.2 to the
            Common Stock Registration Statement).

  3.3 -- Certificate of Incorporation of ISP Chemicals (incorporated by reference to Exhibit 3.3 to ISP's Registration Statement on Form
            S-1, Registration No. 33-44862) (the '9% Note Registration
            Statement').

  3.4 -- By-laws of ISP Chemicals (incorporated by reference to Exhibit 3.4 to the 9% Note Registration Statement).

  3.5 -- Certificate of Incorporation of ISP Technologies (incorporated by reference to Exhibit 3.5 to the 9% Note Registration Statement).

  3.6    -- By-laws of ISP Technologies (incorporated by reference to Exhibit
            3.6 to the 9% Note Registration Statement).

  4      -- Indenture, dated as of March 1, 1992, relating to ISP's 9% Senior
            Notes due March 1, 1999 (incorporated by reference to Exhibit 4 to the 9% Note Registration Statement).

 10.1    -- Management Agreement, dated as of March 3, 1992 ('Management
            Agreement'), among GAF, G-I Holdings, G Industries Corp., ISP, GAF
            Building Materials Corporation and GAF Broadcasting Company, Inc.
            (incorporated by reference to Exhibit 10.5 to ISP's Annual Report on
            Form 10-K for the year ended December 31, 1993).

 10.2    -- Amendment No. 1, dated as of January 1, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.10 to ISP's
            Annual Report on Form 10-K for the year ended December 31, 1993).

 10.3    -- Amendment No. 2, dated as of May 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.1 to ISP's
            Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

 10.4    -- Amendment No. 3, dated as of December 31, 1994, to the Management
            Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual
            Report on Form 10-K for the year ended December 31, 1994).

 10.5    -- Amendment No. 4, dated as of December 31, 1995, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of G-I Holdings, Registration No.
            333-2436).

 10.6    -- Amendment No. 5, dated as of October 18, 1996, to the Management
            Agreement (incorporated by reference to Exhibit 10.6 to ISP
            Holdings' Registration Statement on Form S-4, Registration No.
            333-17827) (the 'ISP Holdings Registration Statement').

 10.7    -- Amendment No. 6, dated as of January 1, 1997, to the Management
            Agreement (incorporated by reference to Exhibit 10.8 to BMCA's
            Registration Statement on Form S-4 (Registration No. 333-20859)).

 10.8    -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP
            Holdings, ISP and certain subsidiaries of ISP (incorporated by reference to Exhibit 10.8 to the ISP Holdings Registration
            Statement).

 10.9    -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to ISP's Registration Statement on Form
            S-1, Registration No. 33-40337).*

 10.10   -- ISP Amended and Restated 1991 Incentive Plan for Key Employees and
            Directors ('Incentive Plan')(incorporated by reference to Exhibit 99 to ISP's Registration Statement on Form S-8, Registration No.
            33-92518).*
 10.11   -- Amendment to the Incentive Plan.*

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------
 10.12   -- Agreement, dated July 30, 1993, between ISP and Carl R. Eckardt
            (incorporated by reference to Exhibit 10.16 to the Registration
            Statement on Form S-4 of G-I Holdings (Registration No. 33-72220)).*

 10.13   -- Letter Agreement, dated October 15, 1996, between GAF and Dr. Peter
            Heinze (incorporated by reference to Exhibit 10.14 to the ISP
            Holdings Registration Statement).*

 10.14   -- Form of Maintenance Agreement between ISP and ISP Chemicals
            (incorporated by reference to Exhibit 10.18 to the 9% Note
            Registration Statement).

 10.15   -- Form of Assignment and Assumption Agreement between G Industries
            Corp. and ISP (incorporated by reference to Exhibit 10.19 to the 9%
            Note Registration Statement).

 10.16   -- Form of Assignment and Assumption Agreement among ISP, ISP Chemicals and ISP Technologies (incorporated by reference to Exhibit 10.20 to the 9% Note Registration Statement).

 10.17   -- Form of Intercompany Term Note of ISP payable to the order of ISP
            Chemicals (incorporated by reference to Exhibit 10.21 to the 9% Note
            Registration Statement).

 10.18   -- Form of Intercompany Term Note of ISP payable to the order of ISP
            Technologies (incorporated by reference to Exhibit 10.22 to the 9%
            Note Registration Statement).

 10.19   -- Form of Intercompany Revolving Note of ISP payable to the order of
            ISP Chemicals (incorporated by reference to Exhibit 10.23 to the 9%
            Note Registration Statement).

 10.20   -- Form of Intercompany Revolving Note of ISP payable to the order of
            ISP Technologies (incorporated by reference to Exhibit 10.24 to the 9% Note Registration Statement).

 10.21   -- Form of Option Agreement relating to Cumulative Redeemable Preferred
            Stock of ISP Holdings.*

 10.22   -- Form of ISP Holdings Stock Appreciation Right Agreement.*

 21      -- Subsidiaries of ISP and ISP Chemicals; ISP Technologies has no
            subsidiaries.

 23      -- Consent of Arthur Andersen LLP.

 27      -- Financial Data Schedule for fiscal year 1996, which is submitted electronically to the Securities and Exchange Commission for information only.

------------------
* Management and/or compensation plan or arrangement.