Form 10-Q
period 1997-03-30
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1997-05-12
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 30, 1997

                                      OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-10788


                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               51-0333696
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 818 Washington Street, Wilmington, Delaware                     19801
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code           (302) 429-8554


                        Commission File Number 33-44862

                              ISP CHEMICALS INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               13-3416260
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 Rt. 95 Industrial Area, P.O. Box 37
 Calvert City, Kentucky                                          42029
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code           (502) 395-4165

                      Commission File Number 33-44862-01

                             ISP TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               51-0333795
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 State Highway 146 & Industrial Road
 Texas City, Texas                                               77590
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code           (409) 945-3411

See table of additional registrants.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  /X/          NO  / /


As of May 5, 1997, 96,099,750 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of May 5, 1997, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

As of May 5, 1997, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

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
----------------------------

ISP (PUERTO RICO) INC.            Delaware            10        33-44862-03/
Mirador de Bairoa
                                                                22-2934561
Calle 27st-14

Caquas, Puerto Rico 00725-8900

(787) 744-3116

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

(302) 651-0165

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                                Quarter Ended
                                             -------------------
                                             March 31,  March 30,
                                               1996       1997
                                             ---------  ---------

Net sales...............................     $ 185,611   $191,157
                                             ---------  ---------

Costs and expenses:
  Cost of products sold.................       112,896    114,161
  Selling, general and administrative...        35,224     36,872
  Goodwill amortization.................         3,300      3,300
                                             ---------  ---------
    Total costs and expenses............       151,420    154,333
                                             ---------  ---------

Operating income........................        34,191     36,824
Interest expense........................        (7,896)    (6,662)
Equity in earnings of joint venture.....         1,414      1,385
Other income, net.......................         3,574      4,647
                                             ---------  ---------
Income before income taxes..............        31,283     36,194
Income taxes............................       (11,415)   (13,006)
                                             ---------  ---------
Net income..............................     $  19,868  $  23,188
                                             =========  =========

Earnings per common share...............     $     .20  $     .24
                                             =========  =========


Weighted average number of common
 shares outstanding.....................        97,742     96,474
                                             =========  =========


                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,    March 30,
                                                        1996          1997
                                                    ------------  -----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents.....................     $   17,753   $   17,489
  Investments in trading securities.............          1,273       19,373
  Investments in available-for-sale securities..        114,323      127,121
  Investments in held-to-maturity securities....          1,977        2,214
  Other short-term investments..................          6,149        5,504
  Accounts receivable, trade, net...............         66,875       77,229
  Accounts receivable, other....................         12,835       29,644
  Receivable from related parties, net..........          5,518        2,537
  Loan receivable from related party............              -          822
  Inventories...................................        108,586      110,794
  Other current assets..........................         13,239       12,919
                                                     ----------   ----------
    Total Current Assets........................        348,528      405,646
Property, plant and equipment, net..............        489,474      492,240
Goodwill, net...................................        417,258      413,958
Other assets....................................         61,654       55,375
                                                     ----------   ----------
Total Assets....................................     $1,316,914   $1,367,219
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................     $   22,275   $   22,739
  Current maturities of long-term debt..........            610          554
  Accounts payable..............................         42,939       49,981
  Accrued liabilities...........................         57,134       55,812
  Income taxes..................................          5,868        5,664
                                                     ----------   ----------
    Total Current Liabilities...................        128,826      134,750
                                                     ----------   ----------
Long-term debt less current maturities..........        310,294      342,785
                                                     ----------   ----------
Long-term notes payable to related parties......         62,576       50,000
                                                     ----------   ----------
Deferred income taxes...........................         52,665       58,304
                                                     ----------   ----------
Other liabilities...............................         61,060       59,358
                                                     ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    0 shares issued.............................              -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  99,888,646
    shares issued...............................            999          999
  Additional paid-in capital....................        441,203      441,352
  Treasury stock, at cost - 3,451,522 and
    3,369,893 shares............................        (30,874)     (30,143)
  Retained earnings.............................        280,297      303,485
  Cumulative translation adjustment and other...          9,868        6,329
                                                     ----------   ----------
    Total Stockholders' Equity..................        701,493      722,022
                                                     ----------   ----------
Total Liabilities and Stockholders' Equity......     $1,316,914   $1,367,219
                                                     ==========   ==========


                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Quarter Ended
                                                          --------------------
                                                          March 31,   March 30,
                                                            1996        1997
                                                          --------    --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $ 14,080    $ 17,753
                                                          --------    --------

Cash provided by operating activities:
  Net income.............................................   19,868      23,188
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................    9,102       9,960
      Goodwill amortization..............................    3,300       3,300
      Deferred income taxes..............................   (4,905)      4,919
  (Increase) decrease in working capital items...........   (8,975)    (23,725)
  Purchases of trading securities........................  (12,531)    (15,227)
  Proceeds from sales of trading securities..............   13,159       3,082
  Change in net receivable from/payable to
    related parties......................................   (1,903)      2,981
  Change in cumulative translation adjustment............   (2,801)     (6,475)
  Other, net.............................................    5,307       4,767
                                                          --------    --------
    Net cash provided by operating activities............   19,621       6,770
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................   (9,871)    (13,945)
  Purchases of available-for-sale securities.............  (36,856)    (38,246)
  Purchases of held-to-maturity securities...............   (3,306)     (1,623)
  Proceeds from sales of available-for-sale securities...   72,587      25,188
  Proceeds from held-to-maturity securities..............    3,118       1,386
                                                          --------    --------
    Net cash provided by (used in) investing activities..   25,672     (27,240)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.................  (14,081)        464
  Increase in borrowings under revolving credit facility.    6,200      32,575
  Other increase (decrease) in long-term debt, net.......      504        (140)
  Decrease in loans from related parties.................  (20,671)    (13,398)
  Repurchases of common stock............................     (464)          -
  Other..................................................      547         705
                                                          --------    --------
    Net cash provided by (used in) financing activities..  (27,965)     20,206
                                                          --------    --------
Net change in cash and cash equivalents..................   17,328        (264)
                                                          --------    --------
Cash and cash equivalents, end of period................. $ 31,408    $ 17,489
                                                          ========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 12,020    $ 10,533
    Income taxes (including taxes paid/refunded
      pursuant to the Tax Sharing Agreement).............   14,174          36

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and March 30, 1997, and the results of operations and cash flows for the periods ended March 31, 1996 and March 30, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

NOTE A:        In February 1997, the Financial Accounting Standards Board
          issued SFAS No. 128, "Earnings per Share", which is required to be adopted in 1998. Implementation of SFAS No. 128, which will require the Company to report "Basic Earnings per Share" and "Diluted Earnings per Share", will not have a material impact on the earnings per share amounts as currently reported by the Company.

NOTE B:   Inventories consist of the following:

                                               December 31,    March 30,
                                                   1996          1997
                                               ------------    ---------
                                                       (Thousands)
          Finished goods.....................     $ 68,436     $ 69,252
          Work in process....................       24,261       24,464
          Raw materials and supplies.........       17,814       20,466
                                                  --------     --------
          Total..............................      110,511      114,182
          Less LIFO reserve..................       (1,925)      (3,388)
                                                  --------     --------
          Inventories........................     $108,586     $110,794
                                                  ========     ========

NOTE C:   Contingencies

          Asbestos Litigation Against GAF

               The Company's parent, ISP Holdings Inc. ("ISP Holdings"), was a wholly owned subsidiary of GAF Corporation ("GAF") until January 1, 1997, when its stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries. As a result, ISP Holdings and the Company are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings Inc. ("G-I Holdings"). GAF is a defendant in a substantial number of pending lawsuits involving asbestos-related bodily injury claims. GAF and G-I Holdings have advised the Company that, subject to certain assumptions, they believe that their reserves adequately reflect their asbestos-related liabilities. Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims.


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

               For further information regarding asbestos-related and environmental matters, reference is made to Note 12 to Consolidated Financial Statements contained in the Form 10-K.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1997 Compared With
                        First Quarter 1996

     The Company recorded first quarter 1997 net income of $23.2 million (24 cents per share) versus $19.9 million (20 cents per share) in the first quarter of 1996. The 17% increase in net income was attributable to higher operating income, reduced interest expense and higher other income, net.

     Net sales for the first quarter of 1997 were $191.2 million compared with $185.6 million for the first quarter of 1996. The higher sales reflected higher sales of specialty chemicals (up $2.6 million), mineral products (up $2.7 million) and filter products (up $.7 million). The sales growth in specialty chemicals was attributable to increased sales volumes (up $9.3 million), partially offset by the unfavorable effect ($4.9 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world and by unfavorable selling prices. The higher mineral and filter products sales were due principally to increased sales volumes. The sales growth in the first quarter reflected increased sales in the U.S., Asia-Pacific and the Western Hemisphere, partially offset by lower sales in Europe.

     Operating income for the first quarter of 1997 increased by 8% to $36.8 million from last year's $34.2 million, while the Company's operating margin improved from 18.4% to 19.3%. The higher operating income benefited from improved results for mineral products (up $1.5 million), filter products (up $.7 million) and specialty chemicals (up $.5 million), primarily as a result of the higher sales volumes.

     Interest expense for the first quarter was $6.7 million, a decrease of 16% compared with $7.9 million in the first quarter of 1996. The reduced interest expense was attributable to lower interest rates and lower average borrowings. Other income, net, for the first quarter of 1997 was $4.6 million compared with $3.6 million in the first quarter of 1996, the increase resulting primarily from gains associated with the Company's program to hedge certain of its foreign currency exposures, other nonrecurring items of income and lower miscellaneous, nonrecurring items of other expense.


Liquidity and Financial Condition


     During the first quarter of 1997, the Company generated cash from operations of $6.8 million, reinvested $13.9 million for capital programs and invested $13.3 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $20.5 million before financing activities. Cash from operations reflected a $12.1 million cash outlay for net purchases of trading securities and also included a $5.0 million dividend received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $23.7 million, primarily reflecting a $10.4 million increase in trade accounts receivable due to higher sales in March 1997 versus December 1996, a $16.8 million increase in accounts receivable, other, mainly from the sale of the Company's domestic trade accounts receivable, and a $2.2 million increase in inventories, partially offset by a $5.3 million net increase in accounts payable and accrued liabilities.

     Net cash generated from financing activities in the first quarter of 1997 totaled $20.2 million, mainly reflecting a $32.6 million increase in borrowings under the Company's bank revolving credit facility, partially offset by a $13.4 million reduction in borrowings from an affiliate.

     As a result of the foregoing factors, cash and cash equivalents decreased by $.3 million during the first quarter of 1997 to $17.5 million (excluding $154.2 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     See Note C to Consolidated Financial Statements for information regarding contingencies.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     March 30, 1997.

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
                                        VERONA INC.
                                        BLUEHALL INCORPORATED


DATE:  May 12, 1997             BY:  /s/Randall R. Lay
       ------------                  -----------------------------
                                    Randall R. Lay
                                    Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)