Form 10-Q
period 1997-06-29
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1997-08-13
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 29, 1997

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


YES  /X/          NO  / /


As of August 8, 1997, 95,849,370 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of August 8, 1997, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

As of August 8, 1997, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

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

(973) 628-3000

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

(973) 628-3000

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

(973) 628-3000

ISP REALTY CORPORATION            Delaware           1000       33-44862-13/
1361 Alps Road
                                                                13-2720081
Wayne, NJ 07470

(973) 628-3000

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

(302) 651-0165

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                      Second Quarter Ended  Six Months Ended
                                      -------------------- -------------------
                                       June 30,  June 29,  June 30,   June 29,
                                         1996      1997      1996       1997
                                      --------- ---------  --------- ---------

Net sales.............................$ 184,955 $ 197,849  $ 370,566 $ 389,006
                                      --------- ---------  --------- ---------

Costs and expenses:
  Cost of products sold...............  107,122   116,260    220,018   230,421
  Selling, general and administrative.   36,511    38,804     71,735    75,676
  Goodwill amortization...............    3,300     3,300      6,600     6,600
                                      --------- ---------  --------- ---------
    Total costs and expenses..........  146,933   158,364    298,353   312,697
                                      --------- ---------  --------- ---------

Operating income......................   38,022    39,485     72,213    76,309
Interest expense......................   (7,022)   (6,880)   (14,918)  (13,542)
Equity in earnings of joint venture...    1,736     1,361      3,150     2,746
Other income, net.....................    2,893     5,897      6,467    10,544
                                      --------- ---------  --------- ---------
Income before income taxes............   35,629    39,863     66,912    76,057
Income taxes..........................  (13,033)  (14,342)   (24,448)  (27,348)
                                      --------- ---------  --------- ---------
Net income............................$  22,596 $  25,521  $  42,464 $  48,709
                                      ========= =========  ========= =========

Earnings per common share.............$     .23 $     .27  $     .44 $     .51
                                      ========= =========  ========= =========


Weighted average number of common
 shares outstanding...................   97,489    96,044     97,617    96,257
                                      ========= =========  ========= =========





                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,    June 29,
                                                        1996          1997
                                                    ------------  -----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents.....................     $   17,753   $   17,980
  Investments in trading securities.............          1,273       62,129
  Investments in available-for-sale securities..        114,323      106,114
  Investments in held-to-maturity securities....          1,977        1,720
  Other short-term investments..................          6,149        5,396
  Accounts receivable, trade, net...............         66,875       84,067
  Accounts receivable, other....................         12,835       28,234
  Receivable from related parties, net..........          5,518        8,092
  Inventories...................................        108,586      110,683
  Other current assets..........................         13,239       15,706
                                                     ----------   ----------
    Total Current Assets........................        348,528      440,121
Property, plant and equipment, net..............        489,474      499,073
Goodwill, net...................................        417,258      410,657
Other assets....................................         61,654       54,973
                                                     ----------   ----------
Total Assets....................................     $1,316,914   $1,404,824
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................     $   22,275   $   44,208
  Current maturities of long-term debt..........            610          484
  Accounts payable..............................         42,939       60,186
  Accrued liabilities...........................         57,134       64,933
  Income taxes..................................          5,868        6,718
                                                     ----------   ----------
    Total Current Liabilities...................        128,826      176,529
                                                     ----------   ----------
Long-term debt less current maturities..........        310,294      324,709
                                                     ----------   ----------
Long-term notes payable to related parties......         62,576       50,000
                                                     ----------   ----------
Deferred income taxes...........................         52,665       63,513
                                                     ----------   ----------
Other liabilities...............................         61,060       56,268
                                                     ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    0 shares issued.............................              -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  99,888,646
    shares issued...............................            999          999
  Additional paid-in capital....................        441,203      441,465
  Treasury stock, at cost - 3,451,522 and
    4,069,991 shares............................        (30,874)     (39,127)
  Retained earnings.............................        280,297      329,006
  Cumulative translation adjustment and other...          9,868        1,462
                                                     ----------   ----------
    Total Stockholders' Equity..................        701,493      733,805
                                                     ----------   ----------
Total Liabilities and Stockholders' Equity......     $1,316,914   $1,404,824
                                                     ==========   ==========



                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Six Months Ended
                                                          --------------------
                                                           June 30,   June 29,
                                                             1996       1997
                                                          ---------   --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $ 14,080    $ 17,753
                                                          --------    --------

Cash provided by operating activities:
  Net income.............................................   42,464      48,709
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................   18,678      20,193
      Goodwill amortization..............................    6,600       6,600
      Deferred income taxes..............................   (7,075)     10,800
  (Increase) decrease in working capital items...........   (1,018)    (12,930)
  Purchases of trading securities........................  (27,403)    (63,282)
  Proceeds from sales of trading securities..............   27,499      13,284
  Increase in net receivable from related parties........  (14,109)     (2,574)
  Change in cumulative translation adjustment............   (5,875)     (7,613)
  Other, net.............................................    2,147       2,702
                                                          --------    --------
    Net cash provided by operating activities............   41,908      15,889
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................  (21,197)    (31,184)
  Purchases of available-for-sale securities............. (130,064)    (90,102)
  Purchases of held-to-maturity securities...............   (3,306)     (1,623)
  Proceeds from sales of available-for-sale securities...  133,178      90,081
  Proceeds from held-to-maturity securities..............    3,421       1,881
                                                          --------    --------
    Net cash used in investing activities................  (17,968)    (30,947)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.................   (8,757)     21,933
  Increase (decrease) in borrowings under revolving
    credit facility......................................  (28,800)     14,575
  Other increase (decrease) in long-term debt, net.......      318        (286)
  Increase (decrease) in loans from related parties......   15,095     (12,576)
  Repurchases of common stock............................   (4,816)     (9,295)
  Other..................................................      721         934
                                                          --------    --------
    Net cash provided by (used in) financing activities..  (26,239)     15,285
                                                          --------    --------
Net change in cash and cash equivalents..................   (2,299)        227
                                                          --------    --------
Cash and cash equivalents, end of period................. $ 11,781    $ 17,980
                                                          ========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 17,140    $ 14,897
    Income taxes (including taxes paid/refunded
      pursuant to the Tax Sharing Agreement).............   41,957      11,811


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and June 29, 1997, and the results of operations and cash flows for the periods ended June 30, 1996 and June 29, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

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

NOTE B:   Inventories consist of the following:

                                               December 31,     June 29,
                                                   1996           1997
                                               ------------    ---------
                                                       (Thousands)
          Finished goods.....................    $ 68,436      $ 73,618
          Work in process....................      24,261        21,559
          Raw materials and supplies.........      17,814        19,556
                                                 --------      --------
          Total..............................     110,511       114,733
          Less LIFO reserve..................      (1,925)       (4,050)
                                                 --------      --------
          Inventories........................    $108,586      $110,683
                                                 ========      ========

NOTE C:

               The Company's parent, ISP Holdings Inc. ("ISP Holdings"), was a wholly owned subsidiary of GAF Corporation ("GAF") until January 1, 1997, when its stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries. As a result, ISP Holdings and the Company are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings ("G-I Holdings").

NOTE D:   Contingencies

          Asbestos Litigation Against GAF

               GAF is a defendant in a substantial number of pending lawsuits involving asbestos-related bodily injury claims. GAF and G-I Holdings have established reserves for such claims based on certain assumptions, one of which was the effectiveness of a class action settlement of future asbestos-related bodily injury claims (the "Settlement"). On June 25, 1997, the United States Supreme Court affirmed the ruling of the United States Court of Appeals for the Third Circuit that the class in such action was not certifiable, thus rendering the Settlement inoperable. GAF and G-I Holdings have advised the Company that they are presently evaluating the effect of this recent Supreme Court decision on the amount of their reserves for asbestos-related liabilities, that such analysis could result in GAF and G-I Holdings increasing their estimates of asbestos-related liabilities and that it is not currently possible to estimate the range or amount, if any, of such possible additional reserves. GAF and G-I Holdings have stated that they remain committed to effectuating a comprehensive resolution of asbestos-related bodily injury claims, that they are presently exploring a number of options, both judicial and legislative, to accomplish such resolution, but that there can be no assurance that these efforts will be successful.

               Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims.


          Environmental Litigation

               The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1997 Compared With
                        Second Quarter 1996

     The Company recorded second quarter 1997 net income of $25.5 million (27 cents per share) versus $22.6 million (23 cents per share) in the second quarter of 1996. The 13% increase in net income was attributable primarily to higher operating and other income.

     Net sales for the second quarter of 1997 were $197.8 million, a 7% increase compared with $185 million for the second quarter of 1996. The higher sales primarily reflected higher sales of specialty chemicals (up $12.7 million) as a result of increased sales volumes (up $21.9 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($5.1 million), and by unfavorable selling prices. The sales growth in the second quarter reflected increased sales in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the second quarter of 1997 increased by 4% to $39.5 million from last year's $38 million. The higher operating income resulted from increased sales across all business segments and improved income from filter products (up $1.1 million) and mineral products (up $.9 million), both due to improved gross profit margins, partially offset by slightly lower specialty chemicals results due to lower gross profit margins resulting primarily from the effect of the stronger U.S. dollar and product mix.

     Interest expense for the second quarter was $6.9 million compared with $7 million in the second quarter of 1996. Other income, net, for the second quarter of 1997 was $5.9 million compared with $2.9 million in the second quarter of 1996, with the increase resulting primarily from higher investment income.

Results of Operations - Six Months 1997 Compared With
                        Six Months 1996

     For the first six months of 1997, the Company recorded net income of $48.7 million (51 cents per share), compared with net income of $42.5 million (44 cents per share) for the first six months of 1996. The 15% increase in net income was attributable to higher operating and other income and lower interest expense.

     Net sales for the first six months of 1997 were $389 million versus net sales of $370.6 million for the same period in 1996. The higher sales reflected increased sales in all business segments, principally specialty chemicals (up $15.3 million) and mineral products (up $2.8 million). The sales growth in specialty chemicals was attributable to increased sales volumes (up $31.2 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($10 million), and by unfavorable pricing. The higher mineral products sales were due to increased sales volumes and favorable pricing. The sales growth reflected sales increases in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the first six months of 1997 was $76.3 million, a 6% increase over the $72.2 million recorded in the first six months of 1996. The higher operating income reflected improved results in all business segments, principally mineral products (up $2.4 million) and filter products (up $1.8 million), due to higher sales and improved gross profit margins.

     Interest expense for the first six months of 1997 was $13.5 million compared with $14.9 million for the same period in 1996. The lower interest expense was primarily attributable to lower interest rates. Other income, net, for the first six months of 1997 was $10.5 million compared with $6.5 million last year, with the increase resulting primarily from higher investment income and lower miscellaneous, nonrecurring items of other expense.


Liquidity and Financial Condition


     During the first six months of 1997, the Company generated cash from operations of $15.9 million, reinvested $31.2 million for capital programs and generated $.2 million from net sales of available-for-sale and held-to-maturity securities, for a net cash outflow of $15.1 million before financing activities. Cash from operations reflected a $50 million cash outlay for net purchases of trading securities and also included $6.3 million of dividends received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $12.9 million, primarily reflecting a $17.2 million increase in trade accounts receivable due to higher sales in June 1997 versus December 1996, a $15.4 million increase in accounts receivable, other, mainly from the sale of the Company's domestic trade accounts receivable, and a $2.1 million increase in inventories, partially offset by a $24.2 million increase in accounts payable and accrued liabilities.

     Net cash generated from financing activities in the first six months of 1997 totaled $15.3 million, mainly reflecting $21.9 million of additional short-term borrowings and a $14.6 million increase in borrowings under the Company's bank revolving credit facility, partially offset by a $12.6 million reduction in borrowings from an affiliate and $9.3 million of repurchases of common stock pursuant to the Company's share repurchase program.

     As a result of the foregoing factors, cash and cash equivalents increased by $.2 million during the first six months of 1997 to $18 million (excluding $175.4 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     In June and July of 1997, the Company entered into five-year interest rate swap contracts with a total notional amount of $100 million to convert its floating interest rates on $100 million of debt to fixed rates.

     See Note D to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 1, 1997, each nominated director was reelected, with at least 94,330,717 votes in favor of, and not more than 93,200 votes withheld from, each nominee, and the proposed amendment to the Company's 1991 Incentive Plan for Key Employees and Directors was approved, with 87,366,499 votes in favor, 7,038,783 votes against and 18,635 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     June 29, 1997.

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
                                        VERONA INC.
                                        BLUEHALL INCORPORATED


DATE:  August 12, 1997          BY:  /s/Randall R. Lay
       ---------------               -----------------------------
                                    Randall R. Lay
                                    Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)