Form 10-Q
period 1997-09-28
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1997-11-12
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 28, 1997

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


YES  /X/          NO  / /


As of November 7, 1997, 95,877,103 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of November 7, 1997, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

As of November 7, 1997, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

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

(302) 651-0165

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                      Third Quarter Ended   Nine Months Ended
                                      -------------------- -------------------
                                      Sept. 29, Sept. 28,  Sept. 29, Sept. 28,
                                         1996      1997      1996       1997
                                      --------- ---------  --------- ---------

Net sales.............................$ 173,569 $ 183,600  $ 544,135 $ 572,606
                                      --------- ---------  --------- ---------

Costs and expenses:
  Cost of products sold...............  100,277   105,773    320,295   336,194
  Selling, general and administrative.   36,501    39,366    108,236   115,042
  Goodwill amortization...............    3,300     3,300      9,900     9,900
                                      --------- ---------  --------- ---------
    Total costs and expenses..........  140,078   148,439    438,431   461,136
                                      --------- ---------  --------- ---------

Operating income......................   33,491    35,161    105,704   111,470
Interest expense......................   (6,961)   (6,366)   (21,879)  (19,908)
Equity in earnings of joint venture...    1,798     1,517      4,948     4,263
Other income, net.....................    3,011     5,357      9,478    15,901
                                      --------- ---------  --------- ---------
Income before income taxes............   31,339    35,669     98,251   111,726
Income taxes..........................  (11,199)  (12,817)   (35,647)  (40,165)
                                      --------- ---------  --------- ---------
Net income............................$  20,140 $  22,852  $  62,604 $  71,561
                                      ========= =========  ========= =========

Earnings per common share.............$     .21 $     .24  $     .64 $     .74
                                      ========= =========  ========= =========


Weighted average number of common
 shares outstanding...................   97,107    95,839     97,447    96,117
                                      ========= =========  ========= =========





                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,   Sept. 28,
                                                        1996          1997
                                                    ------------  -----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents.....................     $   17,753   $   28,721
  Investments in trading securities.............          1,273       35,127
  Investments in available-for-sale securities..        114,323       91,157
  Investments in held-to-maturity securities....          1,977          525
  Other short-term investments..................          6,149        5,864
  Accounts receivable, trade, net...............         66,875       76,346
  Accounts receivable, other....................         12,835       22,890
  Receivable from related parties, net..........          5,518        7,895
  Inventories...................................        108,586      113,025
  Other current assets..........................         13,239       17,431
                                                     ----------   ----------
    Total Current Assets........................        348,528      398,981
Property, plant and equipment, net..............        489,474      502,494
Goodwill, net...................................        417,258      407,358
Other assets....................................         61,654       57,781
                                                     ----------   ----------
Total Assets....................................     $1,316,914   $1,366,614
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................     $   22,275   $   16,565
  Current maturities of long-term debt..........            610          423
  Note payable to related party.................              -        9,331
  Accounts payable..............................         42,939       56,985
  Accrued liabilities...........................         57,134       60,024
  Income taxes..................................          5,868        5,330
                                                     ----------   ----------
    Total Current Liabilities...................        128,826      148,658
                                                     ----------   ----------
Long-term debt less current maturities..........        310,294      288,627
                                                     ----------   ----------
Long-term notes payable to related parties......         62,576       50,000
                                                     ----------   ----------
Deferred income taxes...........................         52,665       69,765
                                                     ----------   ----------
Other liabilities...............................         61,060       53,464
                                                     ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    0 shares issued.............................              -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  99,888,646
    shares issued...............................            999          999
  Additional paid-in capital....................        441,203      441,469
  Treasury stock, at cost - 3,451,522 and
    4,050,571 shares............................        (30,874)     (39,263)
  Retained earnings.............................        280,297      351,858
  Cumulative translation adjustment and other...          9,868        1,037
                                                     ----------   ----------
    Total Stockholders' Equity..................        701,493      756,100
                                                     ----------   ----------
Total Liabilities and Stockholders' Equity......     $1,316,914   $1,366,614
                                                     ==========   ==========



                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months Ended
                                                          --------------------
                                                          Sept. 29,   Sept. 28,
                                                             1996       1997
                                                          ---------   ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period........... $ 14,080    $ 17,753
                                                          --------    --------

Cash provided by operating activities:
  Net income.............................................   62,604      71,561
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................   28,183      30,711
      Goodwill amortization..............................    9,900       9,900
      Deferred income taxes..............................  (11,340)     16,768
  (Increase) decrease in working capital items...........   (3,015)    (13,441)
  Purchases of trading securities........................  (34,228)    (98,961)
  Proceeds from sales of trading securities..............   39,841      71,998
  Increase in net receivable from related parties........   (5,016)     (2,377)
  Change in cumulative translation adjustment............   (4,856)     (8,625)
  Other, net.............................................      413       1,466
                                                          --------    --------
    Net cash provided by operating activities............   82,486      79,000
                                                          --------    --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................  (35,669)    (45,834)
  Purchases of available-for-sale securities............. (194,126)   (142,471)
  Purchases of held-to-maturity securities...............   (9,534)     (1,623)
  Proceeds from sales of available-for-sale securities...  227,838     158,290
  Proceeds from held-to-maturity securities..............   10,033       3,075
                                                          --------    --------
    Net cash used in investing activities................   (1,458)    (28,563)
                                                          --------    --------

Cash provided by (used in) financing activities:
  Decrease in short-term debt............................  (14,013)     (5,710)
  Decrease in borrowings under revolving
    credit facility......................................  (40,800)    (21,425)
  Other increase (decrease) in long-term debt, net.......      185        (429)
  Decrease in loans from related parties.................  (19,060)     (3,245)
  Repurchases of common stock............................  (10,365)    (10,240)
  Other..................................................      712       1,580
                                                          --------    --------
    Net cash used in financing activities................  (83,341)    (39,469)
                                                          --------    --------
Net change in cash and cash equivalents..................   (2,313)     10,968
                                                          --------    --------
Cash and cash equivalents, end of period................. $ 11,767    $ 28,721
                                                          ========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 28,175    $ 25,425
    Income taxes (including taxes paid/refunded
      pursuant to the Tax Sharing Agreement).............   48,681      20,594


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and September 28, 1997, and the results of operations and cash flows for the periods ended September 29, 1996 and September 28, 1997.
All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

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

NOTE B:   Inventories consist of the following:

                                               December 31,    Sept. 28,
                                                   1996           1997
                                               ------------    ---------
                                                       (Thousands)
          Finished goods.....................    $ 68,436      $ 77,638
          Work in process....................      24,261        19,923
          Raw materials and supplies.........      17,814        19,614
                                                 --------      --------
          Total..............................     110,511       117,175
          Less LIFO reserve..................      (1,925)       (4,150)
                                                 --------      --------
          Inventories........................    $108,586      $113,025
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

NOTE D:   Contingencies

          Asbestos Litigation Against GAF

               GAF is a defendant in a substantial number of pending lawsuits involving asbestos-related bodily injury claims. GAF and G-I Holdings have established reserves for such claims based on certain assumptions, one of which was the effectiveness of a class action settlement of future asbestos-related bodily injury claims (the "Settlement"). On June 25, 1997, the United States Supreme Court affirmed the ruling of the United States Court of Appeals for the Third Circuit that the class in such action was not certifiable, thus rendering the Settlement inoperable. GAF and G-I Holdings have advised the Company that they are presently evaluating the effect of this Supreme Court decision on the amount of their reserves for asbestos-related liabilities, that such analysis could result in GAF and G-I Holdings increasing their estimates of asbestos-related liabilities and that it is not currently possible to estimate the range or amount, if any, of such possible additional reserves. GAF and G-I Holdings have stated that they remain committed to effectuating a comprehensive resolution of asbestos-related bodily injury claims, that they are presently exploring a number of options, both judicial and legislative, to accomplish such resolution, but that there can be no assurance that these efforts will be successful.

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


          Tax Claim Against GAF

               On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GAF and certain of its subsidiaries be unable to satisfy such indemnity.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1997 Compared With
                        Third Quarter 1996

     The Company recorded third quarter 1997 net income of $22.9 million (24 cents per share) versus $20.1 million (21 cents per share) in the third quarter of 1996. The 13.5% increase in net income was attributable to higher operating and other income and, to a lesser extent, lower interest expense.

     Net sales for the third quarter of 1997 were $183.6 million, a 6% increase compared with $173.6 million for the third quarter of 1996. The higher sales reflected higher sales of specialty chemicals (up $13.6 million) as a result of increased sales volumes (up $22.8 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($6.6 million), and, to a lesser extent, by unfavorable selling prices. Partially offsetting the increased sales of specialty chemicals were lower sales of mineral products and filter products, down $2.2 and $1.3 million, respectively, primarily as a result of lower sales volumes. The sales growth in the third quarter reflected increased sales in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the unfavorable effect of the stronger U.S. dollar.

     Operating income for the third quarter of 1997 increased by 5% to $35.2 million from last year's $33.5 million. The increase in operating income reflected improved income from specialty chemicals (up $2.3 million) as a result of the increased sales, partially offset by the impact of the stronger U.S. dollar and lower mineral products results (down $0.7 million).

     Interest expense for the third quarter was $6.4 million compared with $7.0 million in the third quarter of 1996, with the decrease due primarily to lower average borrowings. Other income, net, for the third quarter of 1997 was $5.4 million compared with $3.0 million in the third quarter of 1996, due principally to higher investment income.

Results of Operations - Nine Months 1997 Compared With
                        Nine Months 1996

     For the first nine months of 1997, the Company recorded net income of $71.6 million (74 cents per share), compared with net income of $62.6 million (64 cents per share) for the first nine months of 1996. The 14% increase in net income was attributable to higher operating and other income and lower interest expense.

     Net sales for the first nine months of 1997 were $572.6 million versus net sales of $544.1 million for the same period in 1996. The higher sales were attributable to increased sales of specialty chemicals (up $28.9 million) as a result of increased sales volumes (up $54 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($16.6 million), and by unfavorable pricing. The sales growth reflected sales increases in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the first nine months of 1997 was $111.5 million, a 5.5% increase over the $105.7 million recorded in the first nine months of 1996. The higher operating income reflected improved results in all business segments, principally specialty chemicals (up $2.5 million due to the higher sales) and filter products (up $2.1 million primarily due to favorable pricing), partially offset by the effects of the stronger U.S. dollar in certain areas of the world.

     Interest expense for the first nine months of 1997 was $19.9 million compared with $21.9 million for the same period in 1996. The lower interest expense was primarily attributable to lower average borrowings. Other income, net, for the first nine months of 1997 was $15.9 million compared with $9.5 million last year, with the increase resulting primarily from higher investment income.


Liquidity and Financial Condition


     During the first nine months of 1997, the Company generated cash from operations of $79 million, reinvested $45.8 million for capital programs and generated $17.3 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $50.4 million before financing activities. Cash from operations reflected a $27 million cash outlay for net purchases of trading securities and also included $6.3 million of dividends received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $13.4 million, primarily reflecting a $9.5 million increase in trade accounts receivable due to higher sales in September 1997 versus December 1996, a $10.1 million increase in accounts receivable, other, mainly from the sale of the Company's domestic trade accounts receivable, and a $4.4 million increase in inventories, partially offset by a $14.7 million increase in accounts payable and accrued liabilities.

     Net cash used in financing activities in the first nine months of 1997 totaled $39.5 million, mainly reflecting a $21.4 million decrease in borrowings under the Company's bank revolving credit facility, a $5.7 million reduction in short-term borrowings, a $3.2 million reduction in borrowings from an affiliate and $10.2 million of repurchases of common stock pursuant to the Company's repurchase program.

     As a result of the foregoing factors, cash and cash equivalents increased by $11 million during the first nine months of 1997 to $28.7 million (excluding $132.7 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

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

(b)  No Reports on Form 8-K were filed during the quarter ended
     September 28, 1997.

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
                                        VERONA INC.
                                        BLUEHALL INCORPORATED


DATE:  November 12, 1997          BY:   /s/Randall R. Lay
       -----------------               -----------------------------
                                      Randall R. Lay
                                      Vice President and
                                        Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)