Form 10-K
period 1997-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1998-03-27
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  -------------

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                                  -------------

                         COMMISSION FILE NUMBER 1-10788

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 51-0333696
        (State of Incorporation)            (I.R.S. Employer Identification No.)

          818 WASHINGTON STREET
          WILMINGTON, DELAWARE                             19801
(Address of Principal Executive Offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 429-8554
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                        ON WHICH REGISTERED
         -------------------                        -------------------
Common Stock, par value $.01 per share            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                                  -------------

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

                                  -------------

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

                    SEE TABLE OF ADDITIONAL REGISTRANTS BELOW

================================================================================

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST KNOWLEDGE OF INTERNATIONAL SPECIALTY PRODUCTS INC., IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. __

     AS OF MARCH 20, 1998, 96,057,477 SHARES OF COMMON STOCK OF INTERNATIONAL SPECIALTY PRODUCTS INC. WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF INTERNATIONAL SPECIALTY PRODUCTS INC. AS OF MARCH 20, 1998 WAS $275,958,356.63. THE AGGREGATE MARKET VALUE WAS COMPUTED BY REFERENCE TO THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE OF COMMON STOCK OF INTERNATIONAL SPECIALTY PRODUCTS INC. ON SUCH DATE ($17 15/16). FOR PURPOSES OF THE COMPUTATION, VOTING STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANTS AND ISP HOLDINGS INC., AN AFFILIATE OF INTERNATIONAL SPECIALTY PRODUCTS INC., HAS BEEN EXCLUDED. SUCH EXCLUSION IS NOT INTENDED, AND SHALL NOT BE DEEMED, TO BE AN ADMISSION THAT SUCH EXECUTIVE OFFICERS AND DIRECTORS ARE AFFILIATES OF INTERNATIONAL SPECIALTY PRODUCTS INC.

     AS OF MARCH 20, 1998, ISP CHEMICALS INC. AND ISP TECHNOLOGIES INC. EACH HAD 10 SHARES OF COMMON STOCK OUTSTANDING. NO SHARES ARE HELD BY NON-AFFILIATES.

     AS OF MARCH 20, 1998, EACH OF THE ADDITIONAL REGISTRANTS HAD THE NUMBER OF SHARES OUTSTANDING WHICH IS SHOWN ON THE TABLE BELOW. NO SHARES ARE HELD BY NON-AFFILIATES.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1998 Annual Meeting of Stockholders of International Specialty Products Inc. to be filed within 120 days after the Registrants' fiscal year end (the "Proxy Statement") is incorporated by reference in Part III, Items 10, 11, 12 and 13.

                             ADDITIONAL REGISTRANTS

                                                                                             ADDRESS, INCLUDING ZIP CODE
                                        STATE OR OTHER                                             AND TELEPHONE
      EXACT NAME OF                     JURISDICTION OF        NO.       I.R.S. EMPLOYER     NUMBER, INCLUDING AREA CODE,
 REGISTRANT AS SPECIFIED               INCORPORATION OR    OF SHARES     IDENTIFICATION            OF REGISTRANT'S
     IN ITS CHARTER                      ORGANIZATION     OUTSTANDING          NO.           PRINCIPAL EXECUTIVE OFFICE
     --------------                      ------------     -----------    ---------------     --------------------------
ISP (PUERTO RICO) INC ...................   Delaware           10           22-2934561       Mirador de Bairoa
                                                                                             Calle 27st-14
                                                                                             Caquas, Puerto Rico 00725-8900
                                                                                             (787) 744-3116

ISP ENVIRONMENTAL
    SERVICES INC ........................   Delaware           10           51-0333801       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

ISP FILTERS INC .........................   Delaware           10           51-0333796       4436 Malone Road
                                                                                             Memphis, TN 38118
                                                                                             (901) 795-2445

ISP GLOBAL TECHNOLOGIES INC..............   Delaware           10           51-0333802       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 429-7492

ISP INTERNATIONAL CORP ..................   Delaware           10           51-0333734       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 429-7493

ISP INVESTMENTS INC .....................   Delaware           10           51-0333803       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 429-7496

ISP MANAGEMENT COMPANY, INC .............   Delaware           10           51-0333800       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

ISP MINERAL PRODUCTS INC ................   Delaware           10           51-0333794       34 Charles Street
                                                                                             Hagerstown, MD 21740
                                                                                             (301) 733-4000

ISP MINERALS INC ........................   Delaware           10           51-0333798       Route 116
                                                                                             Blue Ridge Summit, PA 17214
                                                                                             (717) 794-2184

ISP REAL ESTATE COMPANY, INC ............   Delaware            2           22-2886551       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

ISP REALTY CORPORATION ..................   Delaware        1,000           13-2720081       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

VERONA INC ..............................   Delaware          100           22-3036319       NCNB Plaza, Suite 300
                                                                                             7 North Laurens St.
                                                                                             Greenville, SC 29601
                                                                                             (803) 271-9194

BLUEHALL INCORPORATED ...................   Delaware            1           13-3335905       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 651-0165

                                     PART I


ITEM 1.  BUSINESS


GENERAL

     International Specialty Products Inc. ("ISP") is a leading multinational manufacturer of specialty chemicals, mineral products and filter products.

     ISP, incorporated in Delaware in 1991, operates its business exclusively through 20 domestic subsidiaries, including ISP Chemicals Inc., ISP Technologies Inc., ISP Van Dyk Inc., ISP Fine Chemicals Inc. and ISP Freetown Fine Chemicals Inc., 37 international subsidiaries and a joint venture with Huls Aktiengesellschaft, a German corporation ("Huls AG"), in which ISP has a 50% interest and which operates under the name GAF-Huls Chemie GmbH ("GAF-Huls"). Except as the context otherwise requires, "ISP" or the "Company" refers to International Specialty Products Inc. and its subsidiaries and their predecessors.

     ISP is an 84% owned subsidiary of ISP Holdings Inc. ("ISP Holdings"). ISP is indirectly controlled by Samuel J. Heyman, Chairman of the Board of Directors and Chief Executive Officer of ISP, ISP Holdings and GAF Corporation ("GAF"). On January 1, 1997, GAF effected a series of transactions (collectively, the "Separation Transactions") involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of the Separation Transactions, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or G-I Holdings Inc. ("G-I Holdings"), a subsidiary of GAF.

     ISP Chemicals Inc. ("ISP Chemicals"), ISP Technologies Inc. ("ISP Technologies") and the additional registrants are consolidated subsidiaries of ISP and, together with ISP Van Dyk Inc., ISP Fine Chemicals Inc., ISP Freetown Fine Chemicals Inc., International Specialty Products Funding Corporation and ISP Newark Inc., constitute all of the active domestic subsidiaries of ISP. ISP Chemicals was incorporated in Delaware in 1987 under the name Nordenham Inc. ISP Technologies was incorporated in Delaware in 1991 under the name ISP 6 Corp.

     The address and telephone number of the principal executive offices of ISP are: 818 Washington Street, Wilmington, Delaware 19801; (302) 429-8554 or (800) 526-5315. The address and telephone number of the principal executive offices of ISP Chemicals are: Route 95 Industrial Area, P.O. Box 37, Calvert City, Kentucky 42029; (502) 395-4165. The address and telephone number of the principal executive offices of ISP Technologies are: State Highway 146 and Industrial Road, Texas City, Texas 77590; (409) 945-3411.

     Financial information concerning ISP's industry segments and foreign and domestic operations required by Item 1 is included in Notes 10 and 11 to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SPECIALTY CHEMICALS

     Products and Markets. ISP manufactures a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. ISP uses proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value added specialty chemicals to meet specific customer requirements. The majority of ISP's specialty chemical products are derived from acetylene, including intermediates, solvents, vinyl ethers and polymers, and sales of these products represent the majority of ISP's specialty chemical sales.

     ISP's specialty chemicals consist of ten main groups of products: vinyl ether polymers, polyvinyl pyrrolidone polymers, solvents, intermediates, specialty preservatives, sunscreens, emollients, pearlescent pigments, fine chemicals and advanced materials.

     Vinyl ether polymers are used by the cosmetics, personal care, pharmaceutical and health-related industries, primarily in hair care and dental care products. Vinyl ether monomers and oligomers are used in coatings and inks for both consumer and industrial products.

     Polyvinyl pyrrolidone (PVP) polymers are used primarily in cosmetics, personal care, pharmaceutical and health-related products, food and beverages, and detergent formulations. Examples are binders and disintegrants for tablets and vitamins; clarifiers and chill-hazing elimination agents for beer, wine and fruit juices; microbiocidal products for human and veterinary applications; resins for hair care products such as hair sprays, mousses, conditioners, and gels; water proofing ingredients in mascaras, sunscreens and lipsticks; multifunctional polymers for specialty coatings, adhesives, ink-jet inks and media for consumer and industrial applications; and dispersants and binders in agricultural chemical formulations.

     Solvents  are  sold  to  customers  for  use  in  agricultural   chemicals,
pharmaceuticals, coatings, wire enamels, adhesives, plastics, electronics coating and cleaning applications, petroleum extraction and specialty cleaners. ISP's family of solvents includes, among others, N-methyl-2-pyrrolidone, tetrahydrofuran, gamma-butyrolactone and 2-pyrrolidone, of which the last two solvents also are used by ISP as raw materials in the manufacture of monomers and polymers.

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

     Specialty preservatives are proprietary products that are marketed worldwide to the cosmetics, personal care and household industries. ISP sells a number of preservative products, including Germall(R) 115, Germall(R) II, Germall(R) Plus, Germaben(R) II, Germaben(R) II-E, Suttocide(R) A and LiquaPar(R) Oil. Uses include infant care preparations, eye and facial makeup, after-shave and nail, bath, hair and skin preparations.

     ISP Van Dyk Inc. produces three multifunctional specialty chemical product lines which ISP markets primarily to the cosmetics and personal care industry--ultraviolet absorber chemicals, the principal active ingredients in sunscreens; pearlescent pigments, which provide the pearly or lustrous color in lipsticks, eye shadows and other cosmetics; and emollients and emulsifiers, which are used as moisturizing and softening agents in a variety of creams and lotions, hair care products and other cosmetics. ISP Van Dyk's Escalol(R), Pearl-Glo(R) and Ceraphyl(R) products are widely recognized for their respective sunscreen, pigment and emollient properties.

     ISP's fine chemicals business produces a broad range of pharmaceutical intermediates, biological buffers, pheromones and several bulk active pharmaceuticals which serve the pharmaceutical, biotechnology, agricultural and chemical process industries. Fine chemicals are extremely specialized products, made in small quantities, which because of their complexity can be priced at several hundred to several thousand dollars per kilogram. ISP's fine chemicals business also provides a custom manufacturing capability serving the pharmaceutical, biotechnology, agricultural and chemical process industries.

     On February 19, 1998, ISP acquired from Polaroid Corporation ("Polaroid") the assets of Polaroid's fine chemicals facility located in Freetown, Massachusetts and entered into a long-term supply and license agreement with Polaroid to produce the imaging chemicals and polymers used by Polaroid in its instant film business. The Company currently plans to expand the production capability at this facility to include the manufacture of certain specialty chemical product lines for the personal care industry and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries.

     ISP manufactures a variety of advanced materials, consisting of high-purity carbonyl iron powders, sold under ISP's trademark Micropowder(R), which are used in a variety of advanced technology applications for the aerospace and defense, electronics, powder metallurgy, pharmaceutical and food industries. Using proprietary technology, ISP manufactures more than 50 different grades of Micropowder(R) iron, one of which is sold under the trademark Ferronyl(R), for use as a vitamin supplement. The primary markets for ISP's Micropowder(R) are the domestic defense industry, which employs these products in a variety of coating systems for stealth purposes in aircraft and naval ships, and the metal injection molding segment of the powder metallurgy industry. ISP believes it is the sole domestic manufacturer of carbonyl iron powders. ISP also manufactures a line of processless, electronically imaged film products, including Rad-Sure(R) which is a radiation sensitive film strip affixed to blood bags to indicate whether or not they have been properly irradiated.

     Marketing and Sales. ISP markets its specialty chemicals through a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with ISP's customers to familiarize themselves with their customers' products, manufacturing processes and markets. ISP conducts its marketing and domestic sales from ISP's headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

     International Operations. ISP markets all of its specialty chemicals worldwide. ISP conducts its international operations through 37 subsidiaries and 41 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. Services of local distributors are also used to reach markets that might otherwise be unavailable to ISP.

     ISP had approximately 66% of its international sales in 1997 in countries in Europe and Japan which are subject to currency exchange rate fluctuation risks. For a discussion of the Company's policy regarding the management of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition." Other countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     International sales in 1997 of ISP's specialty chemicals, excluding sales by GAF-Huls, were approximately 45% of ISP's total 1997 sales. GAF-Huls, a joint venture in which ISP holds a 50% interest, produces certain intermediates and solvents. The GAF-Huls plant is located in Marl, Germany.

     Raw Materials. Because of the multi-step processes required to manufacture ISP's specialty chemicals, ISP believes that its raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. It is estimated that approximately one-third of ISP's manufacturing costs are for raw materials (including energy and packaging). As a result, fluctuations in the pricing of raw materials have less impact on ISP than on those chemical companies for which raw materials costs represent a larger percent of manufacturing costs.

     The principal raw materials used in the manufacture of ISP's specialty chemicals are acetylene, methanol and methylamine. Most of these raw materials are obtained from outside sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of ISP's specialty chemicals, is obtained by ISP for domestic use from two unaffiliated suppliers pursuant to supply contracts. At ISP's Texas City and Seadrift, Texas plants, acetylene is supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from ethylene manufacture. At ISP's Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide. The acetylene utilized by GAF-Huls is produced by Huls AG, using a proprietary electric arc process, sourced from various hydrocarbon feedstocks. ISP believes that this diversity of supply sources, using a number of production technologies (ethylene by-product, calcium carbide and electric arc), provides ISP with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, no assurances can be made that ISP would be able to obtain as much acetylene from other sources as would be necessary to meet its supply requirements. ISP has a long-standing agreement with GAF-Huls to import butanediol into the United States for use as a feedstock for the production of ISP's solvents and polymers. ISP has not experienced an interruption of its acetylene supply that has had a material adverse effect on its sales of specialty chemicals.

     Availability of other raw materials, including methanol and methylamine, remained adequate during 1997. ISP believes that in the event of a supply interruption it could obtain adequate supplies of such raw materials from alternate sources.

     Natural gas and raw materials derived from petroleum are used in many of ISP's manufacturing processes and, consequently, the price and availability of petroleum and natural gas could be material to ISP's operations. During 1997, crude oil and natural gas supplies remained adequate, while prices generally demonstrated seasonal variations.

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

     ISP estimates that more than 80% of the asphalt shingles currently produced by the roofing industry are sold for the reroofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners' desire to upgrade the appearance of their homes. ISP estimates that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of ISP's colored mineral granules have benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements, which require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

     Sales to Building Materials Corporation of America ("BMCA"), an affiliate of the Company, and its subsidiary, U.S. Intec, Inc. ("USI"), constituted approximately 62% of ISP's mineral products net sales in 1997. See Item 13, "Certain Relationships and Related Transactions" and Note 9 to Consolidated Financial Statements.

     Raw Materials. ISP owns rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. ISP owns three quarries, each with proven reserves, based on current production levels, of more than 20 years.

FILTER PRODUCTS

     ISP manufactures and sells filter products, consisting of pressure filter vessels, filter bags and filter systems. These filter products are designed for the removal of macroscopic contaminants in the treatment of process liquids. The paint, automotive, chemical, pharmaceutical, petroleum and food and beverage industries accounted for almost all of ISP's 1997 net sales of filter products.

     ISP manufactures pressure filter vessels at manufacturing facilities in Brazil, Canada and Germany, which serve both local and international markets. ISP also manufactures filter bags in Belgium, Canada, Singapore, Brazil and the United States and supplies filter products worldwide through its subsidiaries, sales offices and distributors.

COMPETITION

     ISP believes that it is either the first or second largest seller worldwide of its specialty chemicals derived from acetylene other than butanediol and tetrahydrofuran. Butanediol, which ISP produces primarily for use as a raw material, is also manufactured by a limited number of companies in the United States, Germany, Japan and Korea. Tetrahydrofuran is manufactured by a number of companies throughout the world. While there are companies, other than ISP and its principal competitor, that manufacture a limited number of ISP's other specialty chemicals, the market position of these companies is much smaller than that of ISP (other than as to solvents and intermediates, with respect to which there is a significant second competitor and a new entrant in the market). In addition to ISP's competition as noted above, there are other companies that produce substitutable products for a number of ISP's specialty chemicals. These companies compete with ISP in the personal care, pharmaceutical, beverage preservative and industrial markets and have the effect of limiting ISP's market penetration and pricing flexibility. With respect to advanced materials, ISP believes it is the sole domestic manufacturer of carbonyl iron powders and one of only two manufacturers worldwide.

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

RESEARCH AND DEVELOPMENT

     ISP's worldwide research and development expenditures were $21.9 million, $25.4 million and $27.3 million in 1995, 1996 and 1997, respectively.

     ISP's research and development activities are conducted primarily at ISP's worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky, Texas City, Texas, Chatham, New Jersey, Belleville, New Jersey, Freetown, Massachusetts and Columbus, Ohio and technical centers in the United Kingdom, Belgium, Germany, China and Singapore. ISP's mineral products research and development facility, together with its customer design and color center, is located at Hagerstown, Maryland.

ENVIRONMENTAL SERVICES

     ISP has received site designation for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the New Jersey Turnpike to the site. If ISP is successful in securing the necessary permits to construct and operate the hazardous waste facility, ISP intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. ISP estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. ISP anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project.


PATENTS AND TRADEMARKS

     ISP owns or licenses approximately 342 domestic and 343 foreign patents or patent applications and owns or licenses approximately 129 domestic and 1,337 foreign trademark registrations or applications related to the business of ISP. While the Company believes the patent protection covering certain of its products to be material to those products, the Company does not believe that any single patent, patent application or trademark is material to ISP's business or operations.

     The Company believes that the duration of the existing patents and patent licenses is satisfactory.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters (the "Regulations") have been adopted and amended. By reason of the nature of the operations of the Company and its predecessor and certain of the substances that are or have been used, produced or discharged at their plants or at other locations, the Company is affected by the Regulations. The Company has made capital expenditures of less than $3.9 million in each of the last three years in order to comply with the Regulations (which expenditures are included in additions to property, plant and equipment) and anticipates that aggregate capital expenditures relating to environmental compliance in each of 1998 and 1999 will be approximately $4.0 million.

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 2,675 people worldwide. Approximately 740 employees in the United States and Canada were subject to six union contracts. The Company expects to renegotiate one labor contract during 1998. The Company believes that its relations with its employees and their unions are satisfactory.

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

              LOCATION                              FACILITY                        PRODUCT LINE
              --------                              --------                        ------------
                                    DOMESTIC
Alabama
  Huntsville .......................  Plant*                                      Specialty Chemicals
Kentucky
  Calvert City .....................  Plant                                       Specialty Chemicals
Maryland
  Hagerstown .......................  Research Center, Design Center,             Mineral Products
                                      Sales Office
Massachusetts
  Freetown..........................  Plant, Research Center                      Specialty Chemicals
Missouri
  Annapolis ........................  Plant, Quarry                               Mineral Products
New Jersey
  Belleville .......................  Plant, Sales Office, Research               Specialty Chemicals
                                      Center, Warehouse*
   Bridgewater .....................  Sales Office                                Specialty Chemicals
   Chatham .........................  Plant, Sales Office, Research               Specialty Chemicals
                                      Center, Warehouse*
   Wayne ...........................  Headquarters, Corporate Administrative      Specialty Chemicals
                                      Offices, Research Center
Ohio
  Columbus.........................   Plant, Research Center, Sales Office        Specialty Chemicals
Pennsylvania
  Blue Ridge Summit ................  Plant, Quarry                               Mineral Products
Tennessee
  Memphis ..........................  Plant*, Warehouse*, Distribution Center*    Filter Products
Texas
  Seadrift .........................  Plant                                       Specialty Chemicals
   Texas City ......................  Plant                                       Specialty Chemicals
Wisconsin
  Pembine ..........................  Plant, Quarry                               Mineral Products

                                  INTERNATIONAL
Belgium
  Sint-Niklaas......................  Plant, Sales Office, Research Center,       Specialty Chemicals and
                                      Distribution Center                         Filter Products
Brazil
  Sao Paulo ........................  Plant*, Sales Office*, Distribution Center* Specialty Chemicals and
                                                                                  Filter Products
Canada
  Mississauga, Ontario .............  Sales Office*, Distribution Center*         Specialty Chemicals
  Oakville, Ontario ................  Plant*                                      Filter Products

              LOCATION                              FACILITY                        PRODUCT LINE
              --------                              --------                        ------------
Germany
  Cologne ..........................  Research Center*, Sales Office*             Specialty Chemicals
  Hamburg ..........................  Plant*                                      Filter Products
Great Britain
  Guildford ........................  European Headquarters*, Research Center*    Specialty Chemicals
  Manchester .......................  Sales Office, Distribution Center           Specialty Chemicals and
                                                                                  Filter Products
India
  Nagpur ...........................  Plant                                       Specialty Chemicals
Japan
  Tokyo ............................  Sales Office*                               Specialty Chemicals and
                                                                                  Filter Products
Singapore
  Southpoint .......................  Plant*, Sales Office*, Distribution         Specialty Chemicals
                                      Center*, Asia-Pacific Headquarters*,        and Filter Products
                                      Warehouse*
Affiliate:
  GAF-Huls Chemie GmbH
  Marl, Germany ....................  Plant, Sales Office                         Specialty Chemicals

--------
* Leased Property

     The Company believes that its plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1997, the Company made capital expenditures in the amount of $68.5 million relating to plant, property and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 1997, is $17.8 million, before reduction for insurance recoveries reflected on its balance sheet (discussed below) of $7.2 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). In the opinion of management, the resolution of such matters should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurances in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     On March 8, 1995, GAF commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The action was dismissed by the court in December 1997 for lack of federal jurisdiction, and one defendant insurer has filed a notice of appeal. On June 16, 1997, GAF filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action is pending. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, ISP entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee ISP's performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. ISP believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million. See Item 1, "Environmental Services."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The  following  table  sets  forth  the  name,  age,   position  and  other
information with respect to the executive officers of ISP and the executive officers and directors of ISP Chemicals and ISP Technologies.


                                                     PRESENT PRINCIPAL
                                                OCCUPATION OR EMPLOYMENT AND
   NAME AND POSITION HELD(1)           AGE      FIVE-YEAR EMPLOYMENT HISTORY
   -------------------------           ---      ----------------------------
Samuel J. Heyman....................   59   Mr. Heyman has been a director  and
Chairman and Chief Executive                   Chairman  and  Chief   Executive
  Officer, International                       Officer   of   ISP   since   its
  Specialty Products Inc.                      formation  and  Chief  Executive
                                               Officer of ISP Chemicals and ISP
                                               Technologies    since   November
                                               1991.  Mr.  Heyman  has  been  a
                                               director  and Chairman and Chief
                                               Executive    Officer    of   ISP
                                               Holdings since its formation, of
                                               G-I  Holdings  since August 1988
                                               and of GAF  and  certain  of its
                                               subsidiaries  since  April 1989,
                                               prior  to which he held the same
                                               position with the predecessor to
                                               GAF (the "Predecessor  Company")
                                               from   December  1983  to  April
                                               1989. He has been a director and
                                               Chairman   of  BMCA   since  its
                                               formation,  a  director  of  USI
                                               since  October  1995  and  Chief
                                               Executive  Officer of BMCA since
                                               June 1996.  He is also the Chief
                                               Executive  Officer,  Manager and
                                               General  Partner  of a number of
                                               closely    held   real    estate
                                               development     companies    and
                                               partnerships  whose  investments
                                               include  commercial  real estate
                                               and  a  portfolio   of  publicly
                                               traded securities.

Peter R. Heinze.....................   55   Dr. Heinze  has   been   President,
President and Chief Operating                  Chief  Operating  Officer  and a
  Officer, International                       director of ISP,  President  and
  Specialty Products Inc.                      Chief  Operating  Officer of ISP
                                               Chemicals  and  Chief  Operating
                                               Officer   of  ISP   Technologies
                                               since   November  1996.  He  was
                                               Senior Vice President, Chemicals
                                               of PPG Industries, Inc., a glass
                                               products,  coatings  and resins,
                                               and chemical manufacturer,  from
                                               April 1993 to November  1996 and
                                               Group Vice President,  Chemicals
                                               of  PPG  Industries,  Inc.  from
                                               August 1992 to April 1993.  From
                                               January 1988 to August 1992, Dr.
                                               Heinze was President,  Chemicals
                                               Division,  and an Executive Vice
                                               President of BASF Corporation, a
                                               diversified             chemical
                                               manufacturing company.

                                                    PRESENT PRINCIPAL
                                                OCCUPATION OR EMPLOYMENT AND
   NAME AND POSITION HELD(1)           AGE      FIVE-YEAR EMPLOYMENT HISTORY
   -------------------------           ---      ----------------------------
Carl R. Eckardt.....................   67   Mr. Eckardt was President and Chief
Executive Vice President-                      Operating Officer of ISP and ISP
  Corporate Development                        Chemicals  and  Chief  Operating
                                               Officer of ISP Technologies from
                                               January  1994 to November  1996.
                                               He was Executive  Vice President
                                               of ISP  from  its  formation  to
                                               January    1994   and   of   ISP
                                               Chemicals  and ISP  Technologies
                                               from  December  1991 to  January
                                               1994  and  has  served  as  such
                                               since November 1996. He has been
                                               a director of ISP and  Executive
                                               Vice  President  of ISP Holdings
                                               since      their      respective
                                               formations. Mr. Eckardt has been
                                               Vice   Chairman   of  GAF  since
                                               November  1996 and a director of
                                               GAF  since  April  1987.  He was
                                               Executive  Vice President of GAF
                                               from April 1989 to November 1996
                                               and held the same  position with
                                               the  Predecessor   Company  from
                                               January 1987 to April 1989.  Mr.
                                               Eckardt has been  Executive Vice
                                               President of G-I Holdings  since
                                               March 1993.  He was President of
                                               GAF  Chemicals  Corporation  and
                                               the    Predecessor     Company's
                                               chemicals  division from 1985 to
                                               1987.  Mr.  Eckardt  was  Senior
                                               Vice     President     Worldwide
                                               Chemicals    and   Senior   Vice
                                               President          International
                                               Chemicals  of  the   Predecessor
                                               Company  from  1982 to 1985  and
                                               1981 to 1982, respectively.  Mr.
                                               Eckardt  joined the  Predecessor
                                               Company in 1974.

James P. Rogers.....................   47   Mr. Rogers has been Executive  Vice
Executive Vice                                 President-Finance  of  ISP,  ISP
  President-Finance                            Chemicals and ISP  Technologies,
                                               Executive   Vice  President  and
                                               Chief  Financial  Officer of ISP
                                               Holdings,  G-I Holdings, GAF and
                                               certain of its  subsidiaries and
                                               Executive Vice President of BMCA
                                               and USI since  December 1996. He
                                               was Senior  Vice  President  and
                                               Chief  Financial  Officer of ISP
                                               Holdings,  GAF, G-I Holdings and
                                               certain  of their  subsidiaries,
                                               and         Senior          Vice
                                               President-Finance  of  ISP,  ISP
                                               Technologies  and ISP  Chemicals
                                               from  November  1993 to December
                                               1996   and  of  BMCA   from  its
                                               formation to December  1996. Mr.
                                               Rogers  has been a  director  of
                                               USI since  October  1995 and was
                                               Senior  Vice  President  of  USI
                                               from  October  1995 to  December
                                               1996. He has served as Treasurer
                                               of G-I Holdings, GAF and certain
                                               of its subsidiaries  since March
                                               1992      and      was      Vice
                                               President-Finance     of    such
                                               corporations  from March 1992 to
                                               October  1993.  He was Treasurer
                                               of  ISP  from   March   1992  to
                                               December 1994 and from September
                                               1995  to  December  1996.   From
                                               August 1987 to March  1992,  Mr.
                                               Rogers was Treasurer of Amphenol
                                               Corporation,  a manufacturer  of
                                               electronic connectors.



Andrew G. Mueller...................   55   Mr. Mueller has been Executive Vice
Executive Vice                                 President-Operations of ISP, ISP
  President-Operations                         Chemicals  and ISP  Technologies
                                               since May 1997.  He was employed
                                               by  BASF  Corporation  as  Group
                                               Vice   President,   Colorants  &
                                               Textile/ Leather  Chemicals from
                                               December  1995 to April 1997 and
                                               as   Vice    President,    Fiber
                                               Intermediates from April 1989 to
                                               November 1995.

Richard A. Weinberg.................   38   Mr. Weinberg has been  Senior  Vice
Senior Vice President and                      President and General Counsel of
  General Counsel                              ISP,   ISP   Technologies,   ISP
                                               Chemicals,  GAF,  G-I  Holdings,
                                               BMCA   and   certain   of  their
                                               respective   subsidiaries  since
                                               May  1996  and of  ISP  Holdings
                                               since its formation. He has been
                                               a director of ISP  Chemicals and
                                               ISP Technologies since May 1996.
                                               He  was   Vice   President   and
                                               General  Counsel  of  BMCA  from
                                               September 1994 to May 1996, Vice
                                               President-Law  of BMCA  from May
                                               1994 to September  1994 and Vice
                                               President-Law   of  GAFBMC  from
                                               April  1993  to  May  1994.  Mr.
                                               Weinberg    was    employed   by
                                               Reliance  Group Holdings Inc., a
                                               diversified   insurance  holding
                                               company,  as Staff  Counsel from
                                               October 1987 to January 1990 and
                                               as Assistant  Vice President and
                                               Corporate  Counsel  from January
                                               1990 to April 1993.

                                                    PRESENT PRINCIPAL
                                                OCCUPATION OR EMPLOYMENT AND
   NAME AND POSITION HELD(1)           AGE      FIVE-YEAR EMPLOYMENT HISTORY
   -------------------------           ---      ----------------------------
Randall R. Lay......................   43   Mr. Lay has been Vice President and
Vice President and Chief                       Chief Financial  Officer of ISP,
  Financial                                    ISP     Chemicals     and    ISP
                                               Technologies  since  April 1995.
                                               From  August   Officer  1993  to
                                               April   1995,   he   served   as
                                               Controller,            Specialty
                                               Derivatives  of ISP.  From March
                                               1991  to  August  1993,  he  was
                                               Director,  Financial Planning of
                                               Otis  Elevator  Company and from
                                               July  1989 to March  1991 he was
                                               Director,  Financial Planning of
                                               United Technologies Corporation.

--------
(1) Under ISP's By-laws, each director and executive officer continues in office until ISP's next annual meeting of stockholders and until his or her successor is elected and qualified.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information pertains to ISP's common stock, which is traded on the New York Stock Exchange. As of March 4, 1998, there were 291 holders of record of ISP's outstanding common stock.

                                                 1997 BY QUARTER                       1996 BY QUARTER
                                         -------------------------------       -------------------------------
                                         FIRST   SECOND   THIRD   FOURTH       FIRST   SECOND    THIRD  FOURTH
                                         -----    -----   -----    -----       -----    -----    -----   -----
Price Range of Common Stock:
  High .............................   $13 3/4  $14 3/8  $15 1/4  $16 1/2     $13 1/4  $12 5/8  $11 3/8  $12 3/4
  Low...............................    11 3/4   11 1/2   13 1/2   13 7/8      10 1/8   10 3/4    9 5/8     9

     ISP announced in the second quarter of 1995 that its Board of Directors had eliminated the 21/2 cents per share semi-annual dividend on ISP's common stock. The declaration and payment of dividends is at the discretion of the Board of Directors of ISP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to Consolidated Financial
Statements for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-5 and page F-19, respectively. Any decision to resume the payment of dividends, and the timing and amount thereof, is dependent upon, among other things, ISP's results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Board of Directors will resume the declaration and payment of dividends or as to the amount thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     See page F-6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-7 to F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of ISP to be contained in the Proxy Statement under the heading "Election of Directors" is incorporated by reference herein. For information relating to the executive officers of ISP, ISP Chemicals and ISP Technologies, see "Executive Officers of the Registrant" in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information to be contained in the Proxy Statement under the headings "Compensation of Executive Officers of the Company" and "Election of Directors" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information to be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be contained in the Proxy Statement under the captions "Election of Directors" and "Certain Transactions" is incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:
     (a)(1) Financial Statements: See Index on page F-1.
     (a)(2) Financial Statement Schedules: See Index on page F-1.
     (a)(3) Exhibits:

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 3.1        --Certificate of Incorporation of ISP  (incorporated by reference to
              Exhibit 3.1 to ISP's Registration Statement on Form S-1 (Registration No. 33-40337) (the "Common Stock Registration Statement")).

 3.2        --By-laws of ISP  (incorporated  by  reference to Exhibit 3.2 to the
              Common Stock Registration Statement).

 3.3        --Certificate of  Incorporation  of ISP Chemicals  (incorporated  by reference to Exhibit 3.3 to ISP's Registration Statement on Form S-1 (Registration No. 33-44862) (the "9% Note Registration Statement")).

 3.4        --By-laws of ISP Chemicals (incorporated by reference to Exhibit 3.4 to the 9% Note Registration Statement).

 3.5        --Certificate of Incorporation of ISP Technologies  (incorporated by reference to Exhibit 3.5 to the 9% Note Registration Statement).

 3.6        --By-laws of ISP Technologies  (incorporated by reference to Exhibit
              3.6 to the 9% Note Registration Statement).

   4        --Indenture,  dated as of March 1, 1992, relating to ISP's 9% Senior
              Notes due March 1, 1999 (incorporated by reference to Exhibit 4 to the 9% Note Registration Statement).

10.1        --Management  Agreement,  dated  as of March  3,  1992  ("Management
              Agreement"), among GAF, G-I Holdings, G Industries Corp., ISP, GAF Building Materials Corporation and GAF Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.5 to ISP's Annual Report on Form 10-K for the year ended December 31, 1993).

10.2        --Amendment  No. 1, dated as of January 1, 1994,  to the  Management
              Agreement (incorporated by reference to Exhibit 10.10 to ISP's Annual Report on Form 10-K for the year ended December 31, 1993).

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
10.3        --Amendment  No.  2,  dated as of May 31,  1994,  to the  Management
              Agreement (incorporated by reference to Exhibit 10.1 to ISP's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

10.4        --Amendment No. 3, dated as of December 31, 1994, to the  Management
              Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5        --Amendment No. 4, dated as of December 31, 1995, to the  Management
              Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of G-I Holdings (Registration No. 333-2436)).

10.6        --Amendment No. 5, dated as of October 18, 1996,  to the  Management
              Agreement (incorporated by reference to Exhibit 10.6 to ISP Holdings' Registration Statement on Form S-4 (Registration No. 333-17827) (the "ISP Holdings Registration Statement")).

10.7        --Amendment  No. 6, dated as of January 1, 1997,  to the  Management
              Agreement (incorporated by reference to Exhibit 10.8 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859)).

10.8        --Amendment No. 7, dated as of December 31, 1997, to the  Management
              Agreement (incorporated by reference to Exhibit 10.10 to BMCA's Registration Statement on Form S-4 (Registration No. 333-41531) (the "BMCA Registration Statement")).

10.9        --Amendment  No. 8, dated as of January 1, 1998,  to the  Management
              Agreement (incorporated by reference to Exhibit 10.11 to the BMCA Registration Statement).

10.10       --Tax  Sharing  Agreement,  dated as of January  1, 1997,  among ISP
              Holdings, ISP and certain subsidiaries of ISP (incorporated by reference to Exhibit 10.8 to the ISP Holdings Registration Statement).

10.11       --Non-Qualified  Retirement Plan Letter  Agreement  (incorporated by reference to Exhibit 10.11 to the Common Stock Registration Statement).*

10.12       --ISP Amended and Restated 1991 Incentive Plan for Key Employees and
              Directors ("Incentive Plan")(incorporated by reference to Exhibit 99 to ISP's Registration Statement on Form S-8 (Registration No. 33-92518)).*

10.13       --Amendment No. 1 to the Incentive Plan  (incorporated  by reference to Exhibit 10.11 to ISP's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report")).*

10.14       --Amendment No. 2 to the Incentive Plan  (incorporated  by reference to Exhibit 99 to ISP's Registration Statement on Form S-8 (Registration No. 333-27505)).

10.15       --Agreement,  dated July 30,  1993,  between ISP and Carl R. Eckardt
              (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of G-I Holdings (Registration No. 33-72220)).*

10.16       --Letter  Agreement,  dated  October 15,  1996,  between GAF and Dr.
              Peter Heinze (incorporated by reference to Exhibit 10.14 to the ISP Holdings Registration Statement).*

10.17       --Form of  Maintenance  Agreement  between  ISP  and  ISP  Chemicals
              (incorporated by reference to Exhibit 10.18 to the 9% Note Registration Statement).

10.18       --Form of Assignment and Assumption  Agreement  between G Industries
              Corp. and ISP (incorporated by reference to Exhibit 10.19 to the 9% Note Registration Statement).

10.19       --Form  of  Assignment  and  Assumption  Agreement  among  ISP,  ISP
              Chemicals and ISP Technologies (incorporated by reference to Exhibit 10.20 to the 9% Note Registration Statement).

10.20       --Form of Intercompany  Term Note of ISP payable to the order of ISP
              Chemicals (incorporated by reference to Exhibit 10.21 to the 9% Note Registration Statement).

10.21       --Form of Intercompany  Term Note of ISP payable to the order of ISP
              Technologies (incorporated by reference to Exhibit 10.22 to the 9% Note Registration Statement).

10.22       --Form of Intercompany Revolving Note of ISP payable to the order of
              ISP Chemicals (incorporated by reference to Exhibit 10.23 to the 9% Note Registration Statement).

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
10.23       --Form of Intercompany Revolving Note of ISP payable to the order of
              ISP Technologies (incorporated by reference to Exhibit 10.24 to the 9% Note Registration Statement).

10.24       --Form  of  Option  Agreement  relating  to  Cumulative   Redeemable
              Preferred  Stock of ISP  Holdings  (incorporated  by  reference to
              Exhibit 10.21 to the 1996 Annual Report).*

10.25       --Form  of  ISP  Holdings   Stock   Appreciation   Right   Agreement
              (incorporated by reference to Exhibit 10.22 of the 1996 Annual Report).*

  21        --Subsidiaries  of ISP and ISP Chemicals;  ISP  Technologies  has no
              subsidiaries.

  23        --Consent of Arthur Andersen LLP.

  27        --Financial  Data Schedule for fiscal year 1997,  which is submitted electronically to the Securities and Exchange Commission for information only.

--------
* Management and/or compensation plan or arrangement.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998


                                    INTERNATIONAL SPECIALTY PRODUCTS INC.

                                    By:        /s/ RICHARD A. WEINBERG
                                          --------------------------------------
                                                        RICHARD A. WEINBERG
                                                      SENIOR VICE PRESIDENT,
                                                   GENERAL COUNSEL AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



                SIGNATURE                                   TITLE
                ---------                                   -----

   /s/  SAMUEL J. HEYMAN                           Chairman of the Board and
----------------------------------------              Chief Executive Officer
            SAMUEL J. HEYMAN

   /s/  PETER R. HEINZE                            President and Chief Operating
----------------------------------------              Officer; Director
             PETER R. HEINZE

   /s/  CARL R. ECKARDT                            Executive Vice President,
----------------------------------------              Corporate Development;
             CARL R. ECKARDT                           Director

   /s/  HARRISON J. GOLDIN                            Director
----------------------------------------
           HARRISON J. GOLDIN

   /s/  CHARLES M. DIKER                              Director
----------------------------------------
            CHARLES M. DIKER

   /s/  SANFORD KAPLAN                                Director
----------------------------------------
             SANFORD KAPLAN

   /s/  BURT MANNING                                  Director
----------------------------------------
              BURT MANNING

   /s/  RANDALL R. LAY                             Vice President and Chief
----------------------------------------             Financial Officer
             RANDALL R. LAY                           (Principal Financial
                                                      and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998


                                   ISP CHEMICALS INC.
                                   ISP TECHNOLOGIES INC.
                                   ISP FILTERS INC.
                                   ISP GLOBAL TECHNOLOGIES INC.
                                   ISP INTERNATIONAL CORP.
                                   ISP INVESTMENTS INC.
                                   ISP MINERAL PRODUCTS INC.
                                   ISP MINERALS INC.
                                   ISP REAL ESTATE COMPANY, INC.
                                   VERONA INC.
                                   BLUEHALL INCORPORATED
                                   ISP REALTY CORPORATION

                                   By:      /s/  RICHARD A. WEINBERG
                                         --------------------------------------
                                                   RICHARD A. WEINBERG
                                                 SENIOR VICE PRESIDENT,
                                              GENERAL COUNSEL AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



                SIGNATURE                                     TITLE
                ---------                                     -----

    /s/  SAMUEL J. HEYMAN                          Chief Executive Officer
----------------------------------------
            SAMUEL J. HEYMAN

    /s/  RICHARD A. WEINBERG                       Senior Vice President,
----------------------------------------              General Counsel and
           RICHARD A. WEINBERG                        Secretary; Director

    /s/  RANDALL R. LAY                            Vice President and Chief
----------------------------------------              Financial Officer
             RANDALL R. LAY                           (Principal Financial and
                                                      Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998


                                   ISP (PUERTO RICO) INC.

                                   By:     /s/  RICHARD A. WEINBERG
                                         --------------------------------------
                                                  RICHARD A. WEINBERG
                                                SENIOR VICE PRESIDENT,
                                             GENERAL COUNSEL AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



                SIGNATURE                                   TITLE
                ---------                                   -----

    /s/  SAMUEL J. HEYMAN                          Chief Executive Officer
----------------------------------------
            SAMUEL J. HEYMAN

    /s/  JAMES M. POTTER                           President and Director
----------------------------------------
             JAMES M. POTTER

    /s/  RICHARD A. WEINBERG                       Senior Vice President,
----------------------------------------           General Counsel and
           RICHARD A. WEINBERG                     Secretary; Director

    /s/  RANDALL R. LAY                            Vice President and Chief
----------------------------------------           Financial Officer
             RANDALL R. LAY                        (Principal Financial and
                                                   Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998


                                  ISP ENVIRONMENTAL SERVICES INC.
                                  ISP MANAGEMENT COMPANY, INC.

                                  By:     /s/  RICHARD A. WEINBERG
                                        --------------------------------------
                                                 RICHARD A. WEINBERG
                                               SENIOR VICE PRESIDENT,
                                            GENERAL COUNSEL AND SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



                SIGNATURE                                     TITLE
                ---------                                     -----

    /s/  SAMUEL J. HEYMAN                          Chief Executive Officer
----------------------------------------
            SAMUEL J. HEYMAN

    /s/  PETER R. HEINZE                           President and Chief Operating
----------------------------------------              Officer; Director
             PETER R. HEINZE

    /s/  RICHARD A. WEINBERG                       Senior Vice President,
----------------------------------------              General Counsel and
           RICHARD A. WEINBERG                        Secretary; Director

    /s/  RANDALL R. LAY                            Vice President and Chief
----------------------------------------              Financial Officer
             RANDALL R. LAY                           (Principal Financial and
                                                      Accounting Officer)

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                    FORM 10-K

                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                          PAGE
                                                                                                          -----
Management's Discussion and Analysis of Financial Condition and Results of Operations..................    F-2

Selected Financial Data................................................................................    F-6

Report of Independent Public Accountants...............................................................    F-7

Consolidated Statements of Income for the three years ended December 31, 1997..........................    F-8

Consolidated Balance Sheets as of December 31, 1997 and 1996...........................................    F-9

Consolidated Statements of Cash Flows for the three years ended December 31, 1997......................    F-10

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997............    F-12

Notes to Consolidated Financial Statements.............................................................    F-13

Supplementary Data (Unaudited):

  Quarterly Financial Data (Unaudited).................................................................    F-30


                                    SCHEDULES

Consolidated Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts........................................................    S-1

  Supplementary Financial Information--Guarantor Financial Data.........................................    S-2

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   1997 Compared With 1996

     International Specialty Products Inc. (the "Company") recorded net income in 1997 of $92.6 million (96 cents diluted earnings per share) compared with net income of $80.7 million (82 cents diluted earnings per share) in 1996. The 15% improvement in net income was attributable to higher operating income (up $7.3 million), an $8.5 million increase in other income, and a $2.6 million reduction in interest expense.

     Sales for 1997 were $749.2 million compared with $716.5 million for 1996. The sales growth was attributable to increased sales of specialty chemicals (up $35.2 million), primarily reflecting increased sales volumes ($66.7 million), partially offset by the unfavorable effect ($22.5 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales for the mineral products business decreased by $2.5 million due primarily to lower sales volumes. The sales growth in 1997 reflected higher sales in the United States, the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the unfavorable effect of the stronger U.S. dollar.

     Operating income for 1997 increased by 5% to $143.3 million compared with $136.0 million for 1996. The increase was due to higher operating income for specialty chemicals (up $3.8 million) and filter products (up $3.4 million). The higher specialty chemicals operating income reflected the higher sales levels, partially offset by lower gross margins (down 0.5 percentage point) due to unfavorable pricing and the unfavorable effect of the stronger U.S. dollar, and by higher operating expenses which included a 7% increase in research and development spending. The improvement in filter products results reflected higher sales levels and improved gross margins (up 6.2 percentage points) due mainly to improved pricing. Despite a drop in sales levels, operating income for the mineral products business increased by $0.5 million due to higher gross margins (up 1.4 percentage points) as a result of improved pricing, and lower operating expenses.

     Selling, general and administrative expenses in 1997 increased by $7.7 million (5%) compared with 1996 and, as a percent of sales, increased slightly from 20.7% in 1996 to 20.8% in 1997. The increase in such expenses included a $1.9 million (7.5%) increase in research and development spending.

     Of the $7.3 million increase in operating income in 1997, domestic operating income increased by $15.8 million (24.5%), due to increased sales volumes and improved margins. Operating income for Europe decreased by $8.7 million (16%), primarily reflecting the effect of the stronger U.S. dollar, while in the Asia-Pacific region, operating income decreased by $1.2 million, as higher sales levels were offset by lower gross margins due to unfavorable pricing. Operating income from other foreign operations increased by $1.4 million.

     Interest expense for 1997 was $26.1 million, a decrease of $2.6 million (9%) from $28.7 million in 1996. The decrease reflected lower average borrowings (average borrowings of $393.9 million in 1997 versus $405.0 million in 1996), partially offset by slightly higher interest rates (average borrowing rate of 7.1% in 1997 versus 6.9% in 1996).

     Other income, net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $21.6 million in 1997 compared with $13.1 million in 1996. The increase in 1997 was due principally to higher net investment income (up $9.1 million).

   1996 Compared With 1995

     In 1996, the Company recorded net income of $80.7 million (82 cents diluted earnings per share) compared with net income of $67.4 million (68 cents diluted earnings per share) in 1995. The 20% increase in net income was attributable to higher operating income (up $8.9 million), a $4.4 million reduction in interest expense, and a $6.4 million increase in other income.

     Sales for 1996 were $716.5 million compared with $689.0 million for 1995. The sales growth was attributable to increased sales of specialty chemicals (up $25.2 million), primarily reflecting increased sales volumes ($31.3 million), partially offset by the unfavorable effect ($7.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world, and also reflected higher filter products sales (up $2.4 million) due to increased unit sales. Sales for the mineral products business decreased by $0.5 million due to lower sales volumes (down $2.6 million) resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996. The sales growth in 1996 reflected higher sales in all geographic regions.

     Operating income for 1996 increased by 7% to $136.0 million compared with $127.1 million for 1995, while the Company's operating margin improved from 18.4% to 19.0%. The increase in operating income was due to higher specialty chemicals operating income (up $11.6 million or 11%), partially offset by lower filter products results (down $3.3 million) due to lower gross profit margins. The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 2.4 percentage points) due to improved pricing and continued benefits from the Company's reengineering program. The gross margin improvement was attributable to the Company's increased focus on manufacturing process improvements through increased production yields, improvements in first pass quality, and increased capacity resulting from shorter production cycle times and increased on-line time for equipment. In addition, raw materials costs were lower in 1996 than in 1995.

     Selling, general and administrative expenses in 1996 increased by $14.3 million (11%) compared with 1995 and, as a percent of sales, increased from 19.5% to 20.7%. The most significant factors for the increase in such expenses were attributable to the Company's geographic expansion efforts ($3.0 million), increased research and development spending ($3.5 million) and normal salary increases ($3.0 million).

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

     Interest expense for 1996 was $28.7 million, a decrease of $4.4 million (13%) from $33.1 million in 1995. The decrease reflected lower average borrowings (average borrowings of $405.0 million in 1996 versus $442.3 million in 1995) and lower interest rates (average borrowing rate of 6.9% in 1996 versus 8.3% in 1995).

     Other income, net, was $13.1 million in 1996 compared with $6.7 million in 1995. The increase in 1996 was due principally to higher net investment income (up $3.6 million) and gains associated with the Company's program to hedge certain of its foreign currency exposures. See Note 1 to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

     During 1997, the Company generated cash from operations of $80.3 million, reinvested $68.5 million for capital programs and generated $26.2 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $38.0 million before financing activities. Cash from operations in 1997 reflected a $58.6 million cash outlay for net purchases of trading securities, $6.3 million of dividends received from the GAF-Huls Chemie GmbH joint venture, and a $7.5 million cash refund from G-I Holdings Inc. ("G-I Holdings") related to a previous tax sharing agreement between the Company and G-I Holdings (see Note 2 to Consolidated Financial Statements). Cash invested in additional working capital totaled $21.1 million during 1997. This principally reflected an $11.3 million increase in inventories and a $12.5 million increase in accounts receivable, other, due to a $6.2 million increase in the receivable from the purchaser of the Company's trade receivables and a $5.8 million receivable for investments sold but not settled, partially offset by $5.4 million higher payables and accrued liabilities.

     Net cash used in financing activities in 1997 totaled $36.0 million, primarily reflecting a $35.4 million reduction in borrowings under the Company's bank revolving credit facility and an $8.6 million reduction in borrowings from an affiliate, partially offset by a $15.9 million increase in short-term borrowings. Cash used in financing activities also reflected $10.2 million of expenditures in connection with the Company's common stock repurchase program. The Company's program, begun in 1994, involves open market repurchases from time to time of up to a total of 4,500,000 shares of its common stock. The repurchased shares are held for general corporate purposes, including issuance of shares under the Company's stock option plan. Through December 31, 1997, 4,394,900 shares of the Company's common stock have been repurchased pursuant to the program.

     As a result of the foregoing factors, cash and cash equivalents increased by $2.0 million during 1997 to $19.7 million (excluding $169.5 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

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

     In July 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note 6 to Consolidated Financial Statements). As of December 31, 1997, loans in the amount of $35.0 million and letters of credit in the amount of $7.9 million were outstanding under the Credit Agreement. The Credit Agreement permits the Company to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million, none of which had been utilized as of December 31, 1997.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 9% Senior Notes due 2003 and 9 3/4% Senior Notes due 2002, both issued by ISP Holdings Inc. ("ISP Holdings"), the Company's parent and owner of approximately 84% of the Company's common stock. As of December 31, 1997, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indenture relating to the Company's 9% Senior Notes due 1999 (the "9% Notes") limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. See Note 6 to Consolidated Financial Statements.

     As of December 31, 1997, the Company's scheduled repayments of long-term debt for the twelve months ending December 31, 1998 aggregated $0.7 million. In 1999, scheduled repayments of long-term debt include $200 million relating to the 9% Notes and a $38.1 million mortgage obligation.

     Fluctuations in the value of foreign currencies may cause U.S. dollar translated amounts to change in comparison with previous periods and, accordingly, the Company cannot estimate in any meaningful way the possible effect of such fluctuations upon future income. The Company has a policy to manage these exposures to minimize the effects of fluctuations in foreign currencies, which includes entering into foreign exchange contracts in order to hedge its exposure. In respect of its foreign exchange contracts, the Company recognized pre-tax gains of $15.5 and $7.0 million in 1997 and 1996, respectively, and a loss of $7.4 million in 1995. At December 31, 1997, the equivalent U.S. dollar fair value of outstanding forward foreign exchange contracts was $151.6 million, and the amount of unrealized gains and losses on such instruments was immaterial. The equivalent U.S. dollar fair value of foreign exchange contracts outstanding as of December 31, 1997 as a hedge of non-local currency loans was $24.9 million, representing 100% of the Company's foreign currency exposure with respect to such loans. See Note 1 to Consolidated Financial Statements.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1997, the total notional amount of interest rate swaps outstanding was $300 million. During 1997, the Company entered into five-year interest rate swap agreements with a total notional amount of $100 million in order to convert $100 million of its floating interest rate debt to fixed rates. By utilizing interest rate swap agreements, the Company reduced its interest expense by $2.1, $2.8 and $1.8 million in 1997, 1996 and 1995, respectively. See Note 6 to Consolidated Financial Statements.

     ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF") until January 1, 1997, when its stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries. As a result, ISP Holdings and the Company are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings Inc.

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flows of the Company in order to satisfy its obligations. Such obligations include $325 million principal amount of ISP Holdings' 9% Senior Notes due 2003 and $199.9 million principal amount of ISP Holdings'

9 3/4% Senior Notes due 2002. ISP Holdings expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from the Company, as to which there are restrictions under the Credit Agreement and the indenture relating to the Company's 9% Notes (see Note 6 to Consolidated
Financial Statements), and payments pursuant to the Tax Sharing Agreement between ISP Holdings and the Company (see Note 2 to Consolidated Financial Statements). The Company does not believe that the dependence of ISP Holdings on the cash flows of the Company should have a material adverse effect on the operations, liquidity or capital resources of the Company.

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

     The Company announced in December 1997 that it had entered into an agreement to purchase Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. The transaction was completed in February 1998. As part of the transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company intends to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. While the originally anticipated commencement date of the European project has been deferred because the Company has been able to implement cost efficient capacity expansions at its existing manufacturing facilities, based upon its current analyses of additional opportunities for expansion of existing capacity, end-use demand, and other relevant factors, the Company intends to proceed with the project during 1998. Costs capitalized to date related to this project are included in "Construction in progress". The Company anticipates utilizing internally generated funds, existing credit facilities and/or independent financing to fund the cost of the project.

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property, and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. Both the site designation and the access ramp approval have been appealed to the Courts by the City of Linden. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing therefor. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources.

     The Company is in the process of implementing a new global information system for capturing, processing and analyzing data relating to manufacturing, customer service, sales order entry, inventory control and financial systems. The Company is addressing its "Year 2000" compliance issues in conjunction with this initiative. The Company does not believe that the costs of addressing or the impact of the Company's Year 2000 compliance issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company has no information concerning the impact of Year 2000 issues on its suppliers and customers.

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. See Note 12 to Consolidated Financial Statements for further information.


                                      * * *
FORWARD-LOOKING STATEMENTS

     The discussions in this Annual Report on Form 10-K contain both historical information and forward-looking statements. Although the Company believes that any such forward-looking statements are based on reasonable assumptions, these statements involve uncertainties that affect, among other things, the Company's operations, markets, products, services and prices. These uncertainties include economic, competitive, governmental and technological factors. Forward-looking statements contained herein are not historical facts, but only predictions. No assurances can be given that projected results or events will be achieved.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                             SELECTED FINANCIAL DATA


                                                                                 YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                         1997             1996             1995             1994             1993
                                                       --------         --------         --------         --------         --------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
   Net sales ..................................        $749,208         $716,481         $689,002         $600,047         $548,252
   Gross profit ...............................         312,515          297,560          274,330          232,301          218,735
   Operating income ...........................         143,297          136,024          127,096           99,245           65,091
   Interest expense ...........................          26,126           28,729           33,091           28,676           24,500
   Income before income taxes .................         144,638          125,967          106,102           72,484           49,823
   Net income .................................          92,649           80,663           67,375           44,515           29,558
   Earnings per common share:
     Basic ....................................        $    .96         $    .83         $    .68         $    .45         $    .30
     Diluted ..................................        $    .96         $    .82         $    .68         $    .45         $    .30
   Dividends per common share .................        $     --         $     --         $     --         $    .05         $    .05

Other Data:
   Gross profit margin ........................            41.7%            41.5%            39.8%            38.7%            39.9%
   Operating margin ...........................            19.1%            19.0%            18.4%            16.5%            11.9%
   Depreciation ...............................        $ 41,553         $ 38,279         $ 35,960         $ 32,753         $ 28,737
   Goodwill amortization ......................          13,176           13,200           13,223           13,400           13,856
   Capital expenditures and
     acquisitions .............................          68,546           54,587           38,934           31,098           62,858

                                                                                       DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                         1997             1996             1995             1994             1993
                                                       --------         --------         --------         --------         --------
                                                                     (THOUSANDS)
Balance Sheet Data:
   Total working capital ......................        $266,967         $219,702         $142,550         $121,803         $ 78,263
   Total assets ...............................        1,395,584        1,316,914        1,312,938        1,251,304        1,243,315
   Long-term debt .............................         328,639          372,870          347,491          377,106          367,722
   Stockholders' equity .......................         784,230          701,493          643,244          582,368          534,012

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To International Specialty Products Inc.:

     We have audited the accompanying consolidated balance sheets of International Specialty Products Inc. (a Delaware corporation and an 84% owned subsidiary of ISP Holdings Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule and supplementary financial information referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary financial information based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages F-8 to F-29 of this Form 10-K, present fairly, in all material respects, the financial position of International Specialty Products Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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




                                                        ARTHUR ANDERSEN LLP



Roseland, New Jersey
February 23, 1998

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1997         1996         1995
                                            ---------    ---------    ---------
                                           (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ...............................   $ 749,208    $ 716,481    $ 689,002
                                            ---------    ---------    ---------
Costs and expenses:
  Cost of products sold .................     436,693      418,921      414,672
  Selling, general and administrative ...     156,042      148,336      134,011
  Goodwill amortization .................      13,176       13,200       13,223
                                            ---------    ---------    ---------
      Total costs and expenses ..........     605,911      580,457      561,906
                                            ---------    ---------    ---------
Operating income ........................     143,297      136,024      127,096
Interest expense ........................     (26,126)     (28,729)     (33,091)
Equity in earnings of joint venture .....       5,909        5,604        5,413
Other income, net .......................      21,558       13,068        6,684
                                            ---------    ---------    ---------
Income before income taxes ..............     144,638      125,967      106,102
Income taxes ............................     (51,989)     (45,304)     (38,727)
                                            ---------    ---------    ---------
Net income ..............................   $  92,649    $  80,663    $  67,375
                                            =========    =========    =========
Earnings per common share:
  Basic .................................   $     .96    $     .83    $     .68
                                            =========    =========    =========
  Diluted ...............................   $     .96    $     .82    $     .68
                                            =========    =========    =========
Weighted average number of common and
  common equivalent shares outstanding:
    Basic ...............................      96,061       97,197       98,613
                                            =========    =========    =========
    Diluted .............................      97,010       97,813       98,819
                                            =========    =========    =========








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                      1997          1996
                                                                  -----------    -----------
                                                                         (THOUSANDS)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ...................................   $    19,730    $    17,753
  Investments in trading securities ...........................        53,489          1,273
  Investments in available-for-sale securities ................       107,949        114,323
  Investments in held-to-maturity securities ..................           311          1,977
  Other short-term investments ................................         7,795          6,149
  Accounts receivable, trade, less reserve of $2,724 and $2,840        67,077         66,875
  Accounts receivable, other ..................................        25,288         12,835
  Receivable from related parties, net ........................           264          5,518
  Inventories .................................................       119,910        108,586
  Other current assets ........................................        16,751         13,239
                                                                  -----------    -----------
      Total Current Assets ....................................       418,564        348,528
Property, plant and equipment, net ............................       513,206        489,474
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $118,203 and $105,025 ....       404,082        417,258
Other assets ..................................................        59,732         61,654
                                                                  -----------    -----------
Total Assets ..................................................   $ 1,395,584    $ 1,316,914
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt .............................................   $    38,172    $    22,275
  Current maturities of long-term debt ........................           684            610
  Accounts payable ............................................        46,252         42,939
  Accrued liabilities .........................................        60,434         57,134
  Income taxes ................................................         6,055          5,868
                                                                  -----------    -----------
      Total Current Liabilities ...............................       151,597        128,826
                                                                  -----------    -----------
Long-term debt less current maturities ........................       274,642        310,294
                                                                  -----------    -----------
Long-term notes payable to related party ......................        53,997         62,576
                                                                  -----------    -----------
Deferred income taxes .........................................        70,253         52,665
                                                                  -----------    -----------
Other liabilities .............................................        60,865         61,060
                                                                  -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized: no shares issued ............            --             --
  Common stock, $.01 par value per share;
    300,000,000 shares authorized: 99,888,646 shares issued ...           999            999
  Additional paid-in capital ..................................       441,484        441,203
  Treasury stock, at cost--3,945,352 and 3,451,522 shares .....       (38,229)       (30,874)
  Retained earnings ...........................................       372,946        280,297
  Cumulative translation adjustment and other .................         7,030          9,868
                                                                  -----------    -----------
      Total Stockholders' Equity ..............................       784,230        701,493
                                                                  -----------    -----------
Total Liabilities and Stockholders' Equity ....................   $ 1,395,584    $ 1,316,914
                                                                  ===========    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1997         1996         1995
                                                             ---------    ---------    ---------
                                                                         (THOUSANDS)

Cash and cash equivalents, beginning of year .............   $  17,753    $  14,080    $  20,127
                                                             ---------    ---------    ---------
Cash provided by operating activities:
  Net income .............................................      92,649       80,663       67,375
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation .......................................      41,553       38,279       35,960
      Goodwill amortization ..............................      13,176       13,200       13,223
      Deferred income taxes ..............................      14,080       (2,494)     (18,809)
  Increase in working capital items ......................     (21,140)      (7,650)      (5,105)
  Purchases of trading securities ........................    (148,190)     (42,002)     (66,483)
  Proceeds from sales of trading securities ..............      89,542       47,677      104,058
  Decrease in other assets ...............................       1,804          780           56
  Increase (decrease) in other liabilities ...............       4,518          (31)      (1,343)
  Change in net receivable from/payable to related parties       5,254      (14,947)       6,093
  Change in cumulative translation adjustment ............      (7,483)      (8,376)       6,918
  Other, net .............................................      (5,449)        (813)       1,868
                                                             ---------    ---------    ---------
Net cash provided by operating activities ................      80,314      104,286      143,811
                                                             ---------    ---------    ---------
Cash used in investing activities:
  Capital expenditures and acquisitions ..................     (68,546)     (54,587)     (38,934)
  Purchases of available-for-sale securities .............    (214,590)    (287,361)    (364,012)
  Purchases of held-to-maturity securities ...............      (1,623)     (14,331)      (5,592)
  Purchases of other short-term investments ..............          --       (1,264)      (2,188)
  Proceeds from sales of available-for-sale securities ...     239,177      291,408      257,197
  Proceeds from held-to-maturity securities ..............       3,289       16,972          974
                                                             ---------    ---------    ---------
Net cash used in investing activities ....................     (42,293)     (49,163)    (152,555)
                                                             ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable ..............          --        2,000        3,768
  Increase (decrease) in short-term debt .................      15,897      (14,256)      36,199
  Increase (decrease) in borrowings under
    revolving credit facility ............................     (35,425)      29,625       (4,200)
  Other increase (decrease) in long-term debt, net .......        (153)         543       (1,435)
  Decrease in loans from related parties .................      (8,579)     (55,258)     (15,216)
  Repurchases of common stock ............................     (10,240)     (15,134)     (16,614)
  Other, net .............................................       2,456        1,030          195
                                                             ---------    ---------    ---------
Net cash provided by (used in) financing activities ......     (36,044)     (51,450)       2,697
                                                             ---------    ---------    ---------
Net change in cash and cash equivalents ..................       1,977        3,673       (6,047)
                                                             ---------    ---------    ---------
Cash and cash equivalents, end of year ...................   $  19,730    $  17,753    $  14,080
                                                             =========    =========    =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                                         YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1997        1996        1995
                                                                     --------    --------    --------
                                                                               (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
  Accounts receivable ............................................   $(12,655)   $ (8,884)   $(10,892)
  Inventories ....................................................    (11,324)       (575)      1,029
  Other current assets ...........................................     (2,525)       (967)      2,105
  Accounts payable ...............................................      4,189       1,186      (5,895)
  Accrued liabilities ............................................      1,104       1,738       8,389
  Income taxes ...................................................         71        (148)        159
                                                                     --------    --------    --------
      Net effect on cash from increase in
        working capital items ....................................   $(21,140)   $ (7,650)   $ (5,105)
                                                                     ========    ========    ========
Cash paid during the period for:
  Interest (net of amount capitalized) ...........................   $ 28,938    $ 33,015    $ 36,776
  Income taxes (including taxes paid pursuant
    to the Tax Sharing Agreement) ................................     22,973      61,701      44,489

--------
* Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and payables to and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions". The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 3); such proceeds are reflected in cash from financing activities.








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       CAPITAL
                                                                                       STOCK AND        CUMULATIVE
                                                                     ADDITIONAL        TREASURY         TRANSLATION
                                                                      PAID-IN            STOCK           ADJUSTMENT        RETAINED
                                                                      CAPITAL           AT COST          AND OTHER         EARNINGS
                                                                     ---------         ---------         ---------         ---------
                                                                                               (THOUSANDS)
December 31, 1994 ...........................................        $ 505,571         $    (327)        $   8,348         $ 132,259
  Net income ................................................               --                --                --            67,375
  Translation adjustment ....................................               --                --             6,918                --
  Repurchases of common stock-2,102,200 shares ..............               --           (16,614)               --                --
  Change in unrealized gains on available-for-sale
    securities, net of $1,198 income tax effect .............               --                --             2,618                --
  Issuances under stock option plan--
    28,805 shares ...........................................               --               223                --                --
  Excess of cost of treasury stock issued
    over proceeds ...........................................              (28)               --                --                --
  Adjustment of unfunded pension liability ..................               --                --               384                --
                                                                     ---------         ---------         ---------         ---------
December 31, 1995 ...........................................        $ 505,543         $ (16,718)        $  18,268         $ 199,634
  Net income ................................................               --                --                --            80,663
  Translation adjustment ....................................               --                --            (8,376)               --
  Repurchases of common stock-1,443,700 shares ..............               --           (15,134)               --                --
  Reclassification to additional paid-in capital
    of the excess of purchase price over the
    adjusted historical cost of predecessor
    company shares ..........................................          (63,483)               --                --                --
  Change in unrealized gains on available-for-sale
    securities, net of $48 income tax effect ................               --                --              (820)               --
  Issuances under stock option plan--
    112,823 shares ..........................................               --               957                --                --
  Issuances of stock (1,750 shares) and options
    as incentives ...........................................              323                21                --                --
  Excess of cost of treasury stock issued
    over proceeds ...........................................             (181)               --                --                --
  Adjustment of unfunded pension liability ..................               --                --               796                --
                                                                     ---------         ---------         ---------         ---------
December 31, 1996 ...........................................        $ 442,202         $ (30,874)        $   9,868         $ 280,297
  Net income ................................................               --                --                --            92,649
  Translation adjustment ....................................               --                --            (7,483)               --
  Repurchases of common stock-800,000 shares ................               --           (10,240)               --                --
  Change in unrealized gains on available-for-sale
    securities, net of $2,635 income tax effect .............               --                --             5,338                --
  Issuances under stock option plan--
    305,670 shares ..........................................               --             2,880                --                --
  Issuances of stock (500 shares) and options
    as incentives ...........................................              696                 5                --                --
  Excess of cost of treasury stock issued
    over proceeds ...........................................             (415)               --                --                --
  Adjustment of unfunded pension liability ..................               --                --              (693)               --
                                                                     ---------         ---------         ---------         ---------
December 31, 1997 ...........................................        $ 442,483         $ (38,229)        $   7,030         $ 372,946
                                                                     =========         =========         =========         =========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     International Specialty Products Inc. (the "Company") is a multinational manufacturer of a wide range of specialty chemicals, mineral products and filter products. See Notes 10 and 11 for financial information concerning the Company's industry segments and foreign and domestic operations. Approximately 84% of the Company's common stock is owned by ISP Holdings Inc. ("ISP Holdings").

     ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF") until January 1, 1997, when its stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries (the "Separation Transactions"). As a result, ISP Holdings and the Company are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings Inc. ("G-I Holdings").

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

   Financial Statement Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

   Investment in Joint Venture

     The Company's 50% ownership of GAF-Huls Chemie GmbH ("GAF-Huls"), a joint venture which operates a chemical manufacturing plant in Germany, is accounted for by the equity method. The Company's equity in the net assets of GAF-Huls was $34.3 and $38.2 million as of December 31, 1997 and 1996, respectively, and is included in "Other assets". Dividends received by the Company from GAF-Huls totaled $6.3, $5.7 and $0.3 million for 1997, 1996 and 1995, respectively.

   Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale", unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Cumulative translation adjustment and other", and amounted to $6.1 and $0.7 million as of December 31, 1997 and 1996, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

     "Other income, net", includes $31.9, $20.5 and $16.5 million of net realized and unrealized gains on securities in 1997, 1996 and 1995, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     During the fourth quarter of 1995, the Company redesignated certain equity securities held long (which were offsets against short positions in certain other securities), with a fair market value of $18.1 million, as "trading" and recorded unrealized gains on such securities, through the date of redesignation, in the amount of $2.1 million as "Other income".

     As of December 31, 1997 and 1996, the market value of the Company's equity securities held long was $160.2 and $115.1 million, respectively, and the Company had $22.8 and $7.9 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1997 and 1996, the market value of the Company's held-to-maturity securities was $0.3 and $2.0 million, respectively. The market values referred to above are based

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income, net". Liquidation of partnership interests generally require a 30 to 45 day notice period.

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

   Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

   Foreign Exchange Contracts

     The Company enters into forward foreign exchange instruments with off-balance-sheet risk in order to hedge a portion of both its borrowings denominated in foreign currency and its firm or anticipated purchase commitments related to the operations of foreign affiliates. Gains and losses on instruments used to hedge firm purchase commitments are deferred, and amortization is included in the measurement of the foreign currency transactions hedged. Gains and losses on instruments used to hedge anticipated purchases are recognized within "Other income, net".

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

     As of December 31, 1997 and 1996, the equivalent dollar fair value of outstanding forward foreign exchange contracts was $151.6 and $174.5 million, respectively, and the amount of unrealized gains and losses on such instruments was immaterial at each of such dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. The U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1997 as a hedge of non-local currency loans was $24.9 million, representing 100% of the Company's foreign currency exposure with respect to such loans.

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

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, other than those located in highly inflationary countries, are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of stockholders' equity, "Cumulative translation adjustment and other", and amounted to $1.7 and $9.1 million as of December 31, 1997 and 1996, respectively. Income and expenses are translated at average exchange rates prevailing during the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and translation adjustments of subsidiaries in countries with highly inflationary economies, are included in "Other income, net".

   Excess of Purchase Price Over the Adjusted Historical Cost of Predecessor
     Company Shares

     Stockholders' equity reflects a reduction of $63.5 million which arose from a management-led buyout in March 1989 of the predecessor company to the Company's former parent company, GAF (the "Acquisition"), because certain members of the management group owned shares of the predecessor company's common stock before the Acquisition and own shares of GAF after the Acquisition. Accordingly, a step-up in asset values to fair value as required by the purchase method of accounting (which was applied to the Acquisition) does not apply to their shares. Such amount has been reclassified to be reflected as a reduction of additional paid-in capital.

   Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

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

   Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("swaps") are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

   Research and Development

     Research and  development  costs are charged to  operations as incurred and
amounted  to  $27.3,   $25.4  and  $21.9  million  for  1997,   1996  and  1995,
respectively.

   Earnings per Common Share

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires the Company to present Basic Earnings per Share and Diluted Earnings per Share. Earnings per Share data for the years 1996 and 1995 have been restated to conform with the provisions of SFAS No. 128. Diluted Earnings per Share give effect to all dilutive potential common shares that were outstanding during the period under the Company's 1991 Incentive Plan for Key Employees and Directors (see Note 8).

   Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1997, is $17.8 million, before reduction for

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


insurance recoveries reflected on its balance sheet of $7.2 million. The Company's liability is reflected on an undiscounted basis. See Note 12 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

   New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.


NOTE 2. INCOME TAXES

     Income tax (provision) benefit consists of the following:

                                            YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                      1997           1996           1995
                                    --------       --------       --------
                                                  (THOUSANDS)
     Federal:
       Current ...............      $(30,299)      $(38,968)      $(48,955)
       Deferred ..............       (13,342)         2,071         17,794
                                    --------       --------       --------
     Total Federal ...........       (43,641)       (36,897)       (31,161)
                                    --------       --------       --------
     Foreign--current ........        (5,394)        (6,648)        (6,432)
                                    --------       --------       --------
     State and local:
       Current ...............        (2,216)        (2,182)        (2,149)
       Deferred ..............          (738)           423          1,015
                                    --------       --------       --------
     Total state and local ...        (2,954)        (1,759)        (1,134)
                                    --------       --------       --------
     Income tax provision ....      $(51,989)      $(45,304)      $(38,727)
                                    ========       ========       ========

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1997           1996           1995
                                                              --------       --------       --------
                                                                            (THOUSANDS)

     Statutory tax provision ...........................      $(50,545)      $(44,045)      $(37,136)
     Impact of:
       Foreign operations ..............................         2,541          1,848          3,633
       State and local taxes, net of Federal benefits ..        (1,920)        (1,143)          (737)
       Nondeductible goodwill amortization .............        (4,611)        (4,620)        (4,628)
       Percentage depletion ............................         1,680          1,668          1,824
       Other, net ......................................           866            988         (1,683)
                                                              --------       --------       --------
     Income tax provision ..............................      $(51,989)      $(45,304)      $(38,727)
                                                              ========       ========       ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. INCOME TAXES (CONTINUED)

     The compon ents of the net deferred tax liability are as follows:

                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                     1997           1996
                                                                   --------       --------
                                                                          (THOUSANDS)
     Deferred tax liabilities related to:
       Property, plant and equipment ........................      $ 93,601       $ 90,103
       Other ................................................           803          1,948
                                                                   --------       --------
       Total deferred tax liabilities .......................        92,798         92,051
                                                                   --------       --------
     Deferred tax assets related to:
       Expenses not yet deducted for tax purposes ...........       (12,559)       (16,798)
       Deferred income ......................................       (11,092)       (22,921)
       Other ................................................        (5,748)        (5,534)
                                                                   --------       --------
       Total deferred tax assets ............................       (29,399)       (45,253)
                                                                   --------       --------
     Net deferred tax liability .............................        63,399         46,798
     Deferred tax assets reclassified to other current assets         6,854          5,867
                                                                   --------       --------
     Noncurrent deferred tax liability ......................      $ 70,253       $ 52,665
                                                                   ========       ========

     Effective January 1, 1997, the Company and its domestic subsidiaries entered into a Tax Sharing Agreement with ISP Holdings with respect to the payment of Federal income taxes and certain related matters (the "Tax Sharing Agreement"). During the term of the Tax Sharing Agreement, which extends as long as the Company or any of its domestic subsidiaries, as the case may be, are included in a consolidated Federal income tax return filed by ISP Holdings or a successor entity, the Company is obligated to pay to ISP Holdings an amount equal to those Federal income taxes the Company would have incurred if, subject to certain exceptions, the Company (on behalf of itself and its domestic subsidiaries) filed its own consolidated Federal income tax return. These exceptions include, among others, that the Company may utilize certain favorable tax attributes, i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses), only at the time such attributes reduce the Federal income tax liability of ISP Holdings and its consolidated subsidiaries (the "ISP Holdings Group"); and that the Company may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Holdings Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by the Company to ISP Holdings in future years. Subject to certain exceptions, actual payment for such attributes will be made by ISP Holdings to the Company only when ISP Holdings receives an actual refund of taxes from the Internal Revenue Service (the "IRS") or, under certain circumstances, the earlier of (i) the dates of the filing of Federal income tax returns of the Company for taxable years of the Company following the last taxable year in which it was a member of the ISP Holdings Group, or (ii) when ISP Holdings no longer owns more than 50% of the Company. Foreign tax credits not utilized by the Company in computing its tax sharing payments will be refunded by ISP Holdings to the Company, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration.

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

     The Company was a party to tax sharing agreements with members of the GAF consolidated group (the "GAF Group"). As a result of the Separation Transactions, the Company is no longer included in the consolidated Federal income tax returns of GAF, and therefore, such tax sharing agreements are no longer applicable with respect to the

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. INCOME TAXES (CONTINUED)

tax liabilities of the Company for periods subsequent to the Separation Transactions. The Company remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the GAF Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to GAF equal to the Company's allocable share of the GAF Group's consolidated tax liability. Alternatively, the Company would be entitled to refunds if losses or other attributes reduce the GAF Group's consolidated tax liability. Moreover, foreign tax credits generated by the Company not utilized by GAF will be refunded by GAF or its subsidiary to the Company, if such credits expire unutilized upon termination of the statute of limitations for the year of expiration. Furthermore, those tax sharing agreements provide for an indemnification to the Company for any tax liability attributable to another member of the GAF Group.

     On September 15, 1997, GAF received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GFC be unable to satisfy such liability.

NOTE 3. SALE OF ACCOUNTS RECEIVABLE

     In June 1993, the Company sold its domestic trade accounts receivable, without recourse, for a maximum of $25 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time. The agreement under which the Company sells its domestic trade accounts receivable has been renewed each year for one-year periods on substantially the same terms and conditions, and the maximum purchase amount has been increased and provides for up to $29 million in cash as of December 31, 1997. In January 1998, the maximum purchase amount was increased to $33 million. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other". The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income, net" and amounted to $1.8, $1.6 and $1.7 million in 1997, 1996 and 1995, respectively.

NOTE 4. INVENTORIES

     At December 31, 1997 and 1996, $52.0 and $49.2 million, respectively, of domestic inventories were valued using the LIFO method. Inventories comprise the following:

                                                       DECEMBER 31,
                                               ---------------------------
                                                 1997              1996
                                               ---------         ---------
                                                       (THOUSANDS)

     Finished goods ...................        $  84,912         $  68,436
     Work in process ..................           20,088            24,261
     Raw materials and supplies .......           18,408            17,814
                                               ---------         ---------
       Total ..........................          123,408           110,511
     Less LIFO reserve ................           (3,498)           (1,925)
                                               ---------         ---------
     Inventories ......................        $ 119,910         $ 108,586
                                               =========         =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                       DECEMBER 31,
                                                 -------------------------
                                                   1997            1996
                                                 ---------       ---------
                                                       (THOUSANDS)

     Land and land improvements ...........      $  72,710       $  71,653
     Buildings and building equipment .....         87,574          85,693
     Machinery and equipment ..............        503,206         475,917
     Construction in progress .............         65,651          45,341
                                                 ---------       ---------
       Total ..............................        729,141         678,604
     Less accumulated depreciation ........       (215,935)       (189,130)
                                                 ---------       ---------
     Property, plant and equipment, net ...      $ 513,206       $ 489,474
                                                 =========       =========

     See Note 12 for information regarding capital leases.

NOTE 6. LONG-TERM DEBT

     Long-term debt comprises the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                       1997             1996
                                                     ---------       ---------
                                                           (THOUSANDS)

     9% Senior Notes due 1999 .................      $ 200,000       $ 200,000
     Borrowings under revolving credit facility         35,000          70,425
     Obligation on mortgaged property, due 1999         38,125          38,125
     Obligations under capital leases (Note 12)          1,939           2,068
     Other ....................................            262             286
                                                     ---------       ---------
       Total long-term debt ...................        275,326         310,904
     Less current maturities ..................           (684)           (610)
                                                     ---------       ---------
     Long-term debt less current maturities ...      $ 274,642       $ 310,294
                                                     =========       =========

     In connection with the issuance of the 9% Senior Notes due 1999 (the "9% Notes"), the Company entered into interest rate swap agreements ("swaps") with banks in an aggregate notional principal amount of $200 million. In 1993, the Company terminated the swaps, resulting in gains of $25.1 million, and entered into new swaps. The gains were deferred and are being amortized as a reduction of interest expense over the remaining life of the 9% Notes. As a result of the new swaps, the effective interest cost to the Company of the 9% Notes varies at a fixed spread over LIBOR. During 1997, the Company entered into five-year swaps with banks in the aggregate notional principal amount of $100 million in order to fix a portion of its interest expense and reduce its exposure to floating interest rates. These swaps require the Company to pay a fixed rate and receive LIBOR for a period of five years. Based on the fair value of the swaps at December 31, 1997 and 1996, the Company would have incurred losses of $3.3 and $4.8 million, respectively, representing the estimated amount that would be payable by the Company if the swaps were terminated at such dates.

     The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In July 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million. Borrowings under the Credit Agreement bear interest at a floating rate (6.15% on December 31, 1997) based on the

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 6. LONG-TERM DEBT (CONTINUED)

banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of the Company.

     As of December 31, 1997, letters of credit in the amount of $7.9 million were outstanding under the Credit Agreement. The Credit Agreement permits the Company to make loans to affiliates, and to make available letters of credit for the benefit of affiliates, in an aggregate amount of up to $75 million, none of which had been utilized as of December 31, 1997.

     The Company has a $38.1 million mortgage obligation, due 1999, on its headquarters property. Interest on the mortgage is at a floating rate based on LIBOR.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to ISP Holdings' 9% Senior Notes due 2003 and 93/4% Senior Notes due 2002. As of December 31, 1997, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indenture relating to the 9% Notes also limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. As of December 31, 1997, under the most restrictive of such limitations, the Company could have paid dividends in the aggregate amount of $108.8 million.

     The Credit Agreement and the indenture relating to the 9% Notes contain additional affirmative and negative covenants, including restrictions on liens, investments, transactions with affiliates, sale-leaseback transactions, and mergers and transfers of all or substantially all of the assets of the Company or its subsidiaries. The Credit Agreement also provides for a default if there is a change in control (as defined) of the Company.

     Neither the Credit Agreement nor the 9% Notes are secured by any assets of the Company or its subsidiaries. The indenture governing the 9% Notes provides, subject to certain exceptions, that if the Company issues any debt secured by a lien on the stock of certain of its subsidiaries or upon any principal property, then such notes must be equally and ratably secured.

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. The Credit Agreement also provides for adjustments to the interest rate if there is a change in the credit rating of the Company. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 9% Notes as of December 31, 1997 and 1996 was $205.5 and $207.8 million, respectively.

     The aggregate maturities of long-term debt as of December 31, 1997 for the next five years are as follows:

                                                          (THOUSANDS)
                                                           ---------
         1998.........................................     $    684
         1999.........................................      238,563
         2000.........................................          414
         2001.........................................       39,343
         2002.........................................          287

     In the above table, 1999 maturities include the $200 million of 9% Notes and the $38.1 million mortgage obligation. Maturities in 2001 include the $35.0 million of borrowings outstanding under the Credit Agreement as of December 31, 1997, based on the expiration of the Credit Agreement in July 2001, and $4.0 million of borrowings from ISP Holdings pursuant to a note agreement maturing in July 2001 (see Note 9).

     At December 31, 1997, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $29.0 million, of which $14.8 million were unused, and the Company also had domestic bank lines of credit totaling $15.0 million, of which $13.7 million were unused. The weighted average interest rate on the Company's short-term borrowings as of December 31, 1997 and 1996 was 5.7% and 4.6%, respectively.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 7.  BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

   Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of the Company's common stock at a $.50 per share discount from the market price on the date of contribution), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $7.0, $6.4 and $6.3 million for 1997, 1996 and 1995, respectively.

   Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost (income) for the Hourly Retirement Plan included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         1997          1996          1995
                                                        -------       -------       -------
                                                                    (THOUSANDS)

     Service cost ................................      $   284       $   315       $   287
     Interest cost ...............................        1,481         1,439         1,349
     Actual income on plan assets ................       (2,152)       (1,733)         (976)
     Net deferral and amortization of unrecognized
       prior service cost ........................          174           174           275
                                                        -------       -------       -------
     Net periodic pension cost (income) ..........      $  (213)      $   195       $   935
                                                        =======       =======       =======

     The following  table sets forth the funded status of the Hourly  Retirement
Plan:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
                                                               (THOUSANDS)
Accumulated benefit obligation:
  Vested .............................................    $ 18,338     $ 16,914
  Nonvested ..........................................       3,380        3,117
                                                          --------     --------
Total accumulated benefit obligation .................    $ 21,718     $ 20,031
                                                          ========     ========
Projected benefit obligation .........................    $ 21,718     $ 20,031
Fair value of plan assets, primarily listed stocks and
  U.S. Government securities .........................     (21,426)     (19,076)
                                                          --------     --------
Projected benefit obligation in excess of plan assets          292          955
Unrecognized prior service cost ......................      (1,409)      (1,202)
Unrecognized net loss ................................        (693)          --
                                                          --------     --------
Prepaid pension cost .................................    $ (1,810)    $   (247)
                                                          ========     ========

     At December 31, 1997, the difference between the "Projected benefit obligation in excess of plan assets" and the "Prepaid pension cost", in the amount of $2,102,000, has been recorded by the Company as an intangible asset in the amount of $1,409,000 and a reduction of stockholders' equity in the amount of $693,000. The foregoing amounts will be amortized to expense over a period of approximately 15 years, as the Company continues to fund the benefits under the Hourly Retirement Plan.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 7.  BENEFIT PLANS (CONTINUED)

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.25% and 7.75% for 1997 and 1996, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost (income), was 11% for 1997 and 1996.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $0.6, $0.6 and $1.4 million for 1997, 1996 and 1995, respectively.

   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     The following table shows the components of the accrued postretirement health care cost obligation as of December 31, 1997 and 1996:

                                                                         DECEMBER 31,
                                                                    --------------------
                                                                     1997          1996
                                                                    -------      -------
                                                                         (THOUSANDS)

Accumulated postretirement benefit obligation:
  Retirees, dependents and beneficiaries eligible for benefits      $ 8,465      $ 8,141
  Active employees fully eligible for benefits ...............        1,738        1,941
  Active employees not fully eligible for benefits ...........          121          123
                                                                    -------      -------
Total accumulated postretirement benefit obligation ..........       10,324       10,205
Fair value of plan assets ....................................           --           --
Unrecognized prior service cost and unrecognized net losses ..          180          573
                                                                    -------      -------
Accrued postretirement benefit obligation ....................      $10,504      $10,778
                                                                    =======      =======

     The net periodic postretirement benefit cost included the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                    1997        1996        1995
                                                   -----       -----       -----
                                                            (THOUSANDS)

Service cost ..................................    $   4       $   4       $   3
Interest cost .................................      752         805         884
Amortization of unrecognized prior service cost     (179)        (39)       (145)
                                                   -----       -----       -----
Net periodic postretirement benefit cost ......    $ 577       $ 770       $ 742
                                                   =====       =====       =====

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1997 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 12% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1998 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% for 1997 and 1996, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $416,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year 1997 by $34,000.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8.  STOCK OPTION PLAN

     The 1991 Incentive Plan for Key Employees and Directors, as amended (the "Plan"), authorizes the grant of options to purchase a maximum of 7,000,000 shares of the Company's common stock. In 1995, the Company's Board of Directors approved an amendment to the Plan, which was approved by the Company's stockholders in 1996, to permit the Compensation Committee of the Board of Directors (the "Committee") to determine the exercise price and vesting schedule of options granted under the Plan. In 1997, 1996 and 1995, the Company granted options to certain employees to purchase 264,344, 338,645 and 215,500 shares, respectively, of the Company's common stock at exercise prices ranging from $.625 to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is recognized as compensation expense over the vesting periods of 21/2 to 3 years. Compensation expense for such options was $0.7 million, $0.3 million and $0 in 1997, 1996 and 1995, respectively. All other employee options granted under the Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant.
Special vesting rules apply to options granted to non-employee directors.

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards under the Plan at grant dates, the Company's pro forma net income for the years 1997, 1996 and 1995 would have been $90.5, $80.0 and $67.2 million, respectively, and pro forma basic earnings per share would have been $.94, $.82 and $.68, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

     The following is a summary of transactions pertaining to the Plan:

                                                YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             DECEMBER 31, 1997      DECEMBER 31, 1996       DECEMBER 31, 1995
                                            -------------------     ------------------     ------------------
                                                       WEIGHTED               WEIGHTED                WEIGHTED
                                                        AVERAGE                AVERAGE                 AVERAGE
                                            SHARES     EXERCISE     SHARES    EXERCISE     SHARES     EXERCISE
                                            (000'S)      PRICE      (000'S)     PRICE      (000'S)      PRICE
                                            ------      -------      -----     -------     ------      -------
Outstanding, January 1 ..................    5,014      $ 9.32       3,277     $ 7.86       2,200       $7.72
Granted .................................      515       11.99       2,110      11.31       1,355        8.05
Exercised ...............................     (306)       8.08        (113)      6.90         (29)       6.76
Forfeited ...............................     (490)       9.37        (260)      8.17        (249)       7.79
                                             -----                   -----                  -----
Outstanding, December 31 ................    4,733        9.68       5,014       9.32       3,277        7.86
                                             =====                   =====                  =====
Options exercisable, December 31 ........    1,294        8.37       1,140       8.45         708        8.65
                                             =====                   =====                  =====

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1997 and 1996 under the Plan for which the exercise price equaled the fair market value of such shares on the date of grant was $4.17 and $3.50 per share, respectively, and such weighted average fair value of options granted in 1997 and 1996 for which the exercise price was less than the fair market value of such shares on the date of grant was $7.93 and $5.99 per share, respectively.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8.  STOCK OPTION PLAN (CONTINUED)


     The following is a summary of the status of stock options outstanding and exercisable under the Plan as of December 31, 1997:

                                                         STOCK OPTIONS                      STOCK OPTIONS
                                                          OUTSTANDING                        EXERCISABLE
                                              --------------------------------------       -----------------
                                                                          WEIGHTED
                                                           WEIGHTED        AVERAGE                    WEIGHTED
                                                            AVERAGE       REMAINING                    AVERAGE
RANGE OF                                      SHARES       EXERCISE      CONTRACTUAL      SHARES      EXERCISE
EXERCISE PRICES                               (000'S)        PRICE          LIFE          (000'S)       PRICE
-----------                                    -----        -------       ---------       ------       -------
$5.00-$ 7.50.............................      1,586        $ 6.71        5.01 years         726       $ 6.77
$7.51-$11.25.............................      1,104          9.40        6.58 years         278         8.84
$11.26-$15.19............................      2,043         12.15        7.42 years         290        11.92
                                               -----                                       -----
Total ...................................      4,733          9.68        6.42 years       1,294         8.37
                                               =====                                       =====

NOTE 9. RELATED PARTY TRANSACTIONS

     Building Materials Corporation of America ("BMCA"), an indirect wholly-owned subsidiary of GAF and an affiliate of the Company, purchases all of its colored roofing granules requirements from the Company (except for the requirements of its California roofing plant) under a requirements contract. In addition, in December 1995, U.S. Intec, Inc. ("USI"), a subsidiary of BMCA, commenced purchasing substantially all of its requirements for colored roofing granules from the Company (except for the requirements of its Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract. Each such requirements contract was renewed for 1998 and is subject to annual renewal unless terminated by either party to the respective agreement. In 1997, BMCA and USI purchased a total of $51.1 million of mineral products from the Company, representing approximately 7% of the Company's total net sales and approximately 62% of the Company's net sales of mineral products. Sales by the Company to BMCA and USI totaled $50.5 and $45.8 million for 1996 and 1995, respectively. The receivable from BMCA and USI for sales of mineral products as of December 31, 1997 and 1996 was $2.8 and $3.3 million, respectively.

     Pursuant to a Management Agreement, the Company has provided certain general management, administrative, legal, telecommunications, information and facilities services to ISP Holdings and certain of its affiliates, including GAF, BMCA, G-I Holdings and GFC. Charges by the Company for providing such services aggregated $5.6, $6.2 and $5.4 million for 1997, 1996 and 1995, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. Effective January 1, 1998, the term of the Management Agreement was extended through the end of 1998, and the management fees payable thereunder were adjusted, including an adjustment to reflect the direct payment by BMCA of the costs for certain services rendered by third parties that were previously included in the management fees payable to the Company. The Company and BMCA further modified the agreement to allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 1997, after taking into account the modifications to the agreement described above, the aggregate amount payable to the Company under the Management Agreement for 1998 is expected to be approximately $5.6 million. BMCA also is expected to pay directly certain third party costs, which aggregated approximately $0.4 million in 1997, that were previously included in the management fees. In addition, the Company currently anticipates that in 1998 BMCA will require additional space for its headquarters and will pay additional rent based on the square footage to be occupied.

     See Note 2 for a discussion of the Tax Sharing Agreement.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 9. RELATED PARTY TRANSACTIONS (CONTINUED)

     Under the terms of the Credit Agreement, the Company or any of its subsidiaries are permitted to make loans to affiliates, and provide letters of credit issued for the benefit of such affiliates, up to an aggregate amount not to exceed $75 million outstanding at any time (see Note 6).

     The Company and its subsidiaries also make loans to and borrow from ISP Holdings at the same rates available to the Company under the Credit Agreement. At December 31, 1997 and 1996, the Company had $50.0 million in borrowings from ISP Holdings pursuant to a note agreement maturing in December 2006 and $4.0 and $12.6 million, respectively, in borrowings pursuant to a note agreement maturing in July 2001.

     Certain executive officers of the Company were granted stock appreciation rights relating to ISP Holdings' common stock. Compensation expense in connection with such stock appreciation rights is reflected in ISP Holdings' operating expense and was $0.8 million in 1997 and was $0 for each of 1996 and 1995.

     ISP Holdings has issued options to certain employees to purchase shares of its redeemable convertible preferred stock; such shares are convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price. The common stock is subject to repurchase by ISP Holdings under certain circumstances at a price equal to current Book Value as defined. No expense is accrued in connection with the preferred stock options.


NOTE 10.  BUSINESS SEGMENT INFORMATION

                                                         YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1997          1996          1995
                                                  --------      --------      --------
                                                               (MILLIONS)
     Net sales:
       Specialty Chemicals .................      $  622.4      $  587.2      $  562.0
       Mineral Products(1) .................          83.1          85.6          86.1
       Other ...............................          43.7          43.7          40.9
                                                  --------      --------      --------
     Net sales .............................      $  749.2      $  716.5      $  689.0
                                                  ========      ========      ========
     Operating income:
       Specialty Chemicals(2) ..............      $  121.7      $  117.9      $  106.3
       Mineral Products ....................          17.0          16.5          16.3
       Other ...............................           4.6           1.6           4.5
                                                  --------      --------      --------
     Total operating income ................      $  143.3      $  136.0      $  127.1
                                                  ========      ========      ========
     Identifiable assets:
       Specialty Chemicals(3) ..............      $  985.2      $  958.1      $  953.5
       Mineral Products ....................         155.2         154.5         154.6
       Other ...............................          23.8          27.7          25.0
       General Corporate(4) ................         231.4         176.6         179.8
                                                  --------      --------      --------
     Total assets ..........................      $1,395.6      $1,316.9      $1,312.9
                                                  ========      ========      ========
     Capital expenditures and acquisitions:
       Specialty Chemicals .................      $   56.2      $   41.6      $   31.1
       Mineral Products ....................          11.2           9.5           6.0
       Other ...............................           1.1           3.5           1.8
                                                  --------      --------      --------
     Total .................................      $   68.5      $   54.6      $   38.9
                                                  ========      ========      ========
     Depreciation and goodwill amortization:
       Specialty Chemicals .................      $   43.6      $   41.0      $   38.6
       Mineral Products ....................          10.1           9.6           9.7
       Other ...............................           1.0           0.9           0.9
                                                  --------      --------      --------
     Total .................................      $   54.7      $   51.5      $   49.2
                                                  ========      ========      ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 10.  BUSINESS SEGMENT INFORMATION (CONTINUED)


(1) Includes sales to BMCA and USI of $51.1, $50.5 and $45.8 million for 1997, 1996 and 1995, respectively.

(2) Does not include operating income of the Company's 50% ownership of GAF-Huls. The Company's equity in the earnings of GAF-Huls is reflected in the Consolidated Statements of Income as "Equity in earnings of joint venture" below Operating Income.

(3) Identifiable assets of Specialty Chemicals include the Company's 50% ownership of GAF-Huls. See Note 1.

(4) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes and are not allocated to industry segments.

     The Company manufactures a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products encompassing such worldwide markets as pharmaceuticals, hair and skin care, plastics, agricultural, coatings and adhesives. The Company's mineral products business manufactures ceramic-coated colored roofing granules which are sold primarily to the North American roofing industry for use in the manufacture of asphalt roofing shingles. Over 60% of the Company's sales of mineral products are to BMCA (see Note 9). The Company also manufactures filter products.


NOTE 11. GEOGRAPHIC INFORMATION

     Results set forth below for foreign operations represent sales and operating income of foreign-based subsidiaries.

                                                     YEAR ENDED DECEMBER 31,
                                              --------------------------------------
                                                1997           1996           1995
                                              --------       --------       --------
                                                            (MILLIONS)
     Net sales:
       Domestic operations(1) ..........      $  390.6       $  361.0       $  345.2
       Europe(2) .......................         201.4          212.3          209.1
       Asia-Pacific ....................         112.5          102.9          101.2
       Other foreign operations ........          44.7           40.3           33.5
                                              --------       --------       --------
     Net sales .........................      $  749.2       $  716.5       $  689.0
                                              ========       ========       ========
     Operating income:
       Domestic operations .............      $   80.2       $   64.4       $   57.9
       Europe ..........................          44.4           53.1           46.5
       Asia-Pacific ....................          16.3           17.5           20.2
       Other foreign operations ........           2.4            1.0            2.5
                                              --------       --------       --------
     Operating income ..................         143.3          136.0          127.1
     Equity in earnings of joint venture           5.9            5.6            5.4
     Interest expense and other, net ...          (4.6)         (15.6)         (26.4)
                                              --------       --------       --------
     Income before income taxes ........      $  144.6       $  126.0       $  106.1
                                              ========       ========       ========
     Identifiable assets:
       Domestic operations .............      $  965.0       $  948.4       $  954.1
       Europe(3) .......................         134.3          130.8          133.1
       Asia-Pacific ....................          43.2           41.4           32.2
       Other foreign operations ........          21.7           19.7           13.7
       General Corporate(4) ............         231.4          176.6          179.8
                                              --------       --------       --------
     Total assets ......................      $1,395.6       $1,316.9       $1,312.9
                                              ========       ========       ========

(1) Net sales--domestic operations exclude sales by the Company's domestic subsidiaries to foreign-based subsidiaries of $180.6, $160.1 and $140.9 million for 1997, 1996 and 1995, respectively.

(2) Net sales--Europe exclude sales by the Company's European subsidiaries to domestic and other foreign-based subsidiaries of $21.2, $20.7 and $19.9 million for 1997, 1996 and 1995, respectively.

(3)  Identifiable   assets--Europe   include  the  Company's  50%  ownership  of
     GAF-Huls. See Note 1.

(4) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 11. GEOGRAPHIC INFORMATION (CONTINUED)

     Approximately  66% of the  Company's  international  sales in 1997  were in countries in Europe and Japan which are subject to currency exchange rate fluctuation risks. See Note 1 for a discussion of the Company's policy to manage these risks. Other countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

NOTE 12. COMMITMENTS AND CONTINGENCIES

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flows of the Company in order to satisfy its obligations. Such obligations include $325 million principal amount of ISP Holdings' 9% Senior Notes due 2003 and $199.9 million principal amount of ISP Holdings' 93/4% Senior Notes due 2002. ISP Holdings expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from the Company, as to which there are restrictions under the Credit Agreement and the indenture relating to the 9% Notes (see Note
6), and payments pursuant to the Tax Sharing Agreement (see Note 2). The Company does not believe that the dependence of ISP Holdings on the cash flows of the Company should have a material adverse effect on the operations, liquidity or capital resources of the Company.

   Asbestos Litigation Against GAF

     GAF has advised the Company that, as of December 27, 1997, it had been named as a defendant in approximately 79,300 pending lawsuits involving alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having resolved approximately 234,500 Asbestos Claims. During 1997, GAF resolved approximately 11,000 Asbestos Claims and received notice of approximately 30,900 new Asbestos Claims. Of the Asbestos Claims resolved in 1997, approximately 8,900 were resolved (including Asbestos Claims disposed of at no cost to GAF) for an average cost of approximately $3,700 per claim. GAF's share of the costs with respect to approximately 2,100 Asbestos Claims resolved in 1997 has not yet been determined. There can be no assurance, however, that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's historic average costs.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, that it is exploring a number of options, both judicial and legislative, to accomplish such resolution, but there can be no assurance that this effort will be successful.

     Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims. Should GAF, however, be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF and, in that regard, seek to recapture assets recently distributed by GAF, including assets distributed in the Separation Transactions. Although the Company does not believe any such action to unwind the Separation Transactions would be successful, there can be no assurance in that regard. If a creditor were successful in recapturing assets distributed in the Separation Transactions, such creditor could seek to enforce any asbestos-related judgment against GAF's holdings of common stock of ISP Holdings and its indirect holdings of common stock of the Company, and such enforcement could result in a change of control of the Company. See Note 6 for discussion of the Credit Agreement.

   Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), as of December 31, 1997, is approximately $17.8 million, before reduction for insurance recoveries reflected on the Company's balance sheet (discussed below) of $7.2

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). The gross environmental liability is included within "Accrued liabilities" and "Other liabilities", and the estimated recoveries are included within "Other current assets" and "Other assets".

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

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurances in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     In March 1995, GAF commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million.

   Lease Commitments

     Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net", at December 31, 1997 and 1996 in the amount of $2.1 and $2.3 million, respectively. The Company also has operating leases for transportation, production and data processing equipment and for various buildings. Rental expense on operating leases was $9.7, $8.7 and $8.2 million for 1997, 1996 and 1995, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 1997 were as follows:

                                                         CAPITAL       OPERATING
                                                         LEASES         LEASES
                                                         ------         ------
                                                              (THOUSANDS)

    1998............................................      $ 782         $3,590
    1999............................................        487          2,409
    2000............................................        434          1,582
    2001............................................        339            625
    2002............................................        255            449
    Later years ....................................         --            733
                                                         ------         ------
    Total minimum payments .........................      2,297         $9,388
                                                                        ======
    Less interest included above ...................       (358)
                                                         ------
    Present value of net minimum lease payments ....     $1,939
                                                         ======

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   Other Matters

     The Company intends to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. While the originally anticipated commencement date of the European project has been deferred because the Company has been able to implement cost efficient capacity expansions at its existing manufacturing facilities, based upon its current analyses of additional opportunities for expansion of existing capacity, end-use demand, and other relevant factors, the Company intends to proceed with the project during 1998. Costs capitalized to date related to this project are included in "Construction in progress". The Company anticipates utilizing internally generated funds, existing credit facilities and/or independent financing to fund the cost of the project.

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property, and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. Both the site designation and the access ramp approval have been appealed to the Courts by the City of Linden. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing therefor. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources.

     See Note 2 for information regarding additional contingencies.

NOTE 13. SUBSEQUENT EVENT

     The Company announced in December 1997 that it had entered into an agreement to purchase Polaroid Corporation's Freetown, Massachusetts fine
chemicals  facility.   The  transaction  was  completed  in  February  1998.  In
connection with the purchase, the Company entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease is to be accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1997 BY QUARTER                      1996 BY QUARTER
                                         ---------------------------          ---------------------------
                                      FIRST   SECOND    THIRD   FOURTH      FIRST   SECOND    THIRD   FOURTH
                                      -----    -----    -----   ------      -----    -----    -----   ------
                                                                    (MILLIONS)
Net sales ..........................  $191.2  $197.8   $183.6   $176.6      $185.6  $185.0   $173.6   $172.3

Cost of products sold ..............   114.2   116.2    105.8    100.5       112.9   107.1    100.3     98.6
                                      ------  ------   ------   ------      ------  ------   ------   ------

Gross profit .......................  $ 77.0  $ 81.6   $ 77.8   $ 76.1      $ 72.7  $ 77.9   $ 73.3   $ 73.7
                                      ======  ======   ======   ======      ======  ======   ======   ======

Operating income ...................  $ 36.8  $ 39.5   $ 35.2   $ 31.8      $ 34.2  $ 38.0   $ 33.5   $ 30.3
                                      ======  ======   ======   ======      ======  ======   ======   ======

Income before income taxes..........  $ 36.2  $ 39.9   $ 35.6   $ 32.9      $ 31.3  $ 35.6   $ 31.3   $ 27.8

Income taxes .......................   (13.0)  (14.4)   (12.8)   (11.8)      (11.4)  (13.0)   (11.2)    (9.7)
                                      ------  ------   ------   ------      ------  ------   ------   ------

Net income .........................  $ 23.2  $ 25.5   $ 22.8   $ 21.1      $ 19.9  $ 22.6   $ 20.1   $ 18.1
                                      ======  ======   ======   ======      ======  ======   ======   ======

Earnings per common share(1):

  Basic ............................   $ .24   $ .27    $ .24    $ .22       $ .20   $ .23    $ .21    $ .19
                                      ======  ======   ======   ======      ======  ======   ======   ======

  Diluted ..........................   $ .24   $ .26    $ .23    $ .22       $ .20   $ .23    $ .21    $ .19
                                      ======  ======   ======   ======      ======  ======   ======   ======

---------
(1) Earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the quarters. Previously reported earnings per share data have been restated to present "Basic Earnings per Share" and "Diluted Earnings per Share", in accordance with the provisions of SFAS No. 128, "Earnings per Share". See Note 1 to Consolidated Financial Statements.

                                                                     SCHEDULE II


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1997
                                   (THOUSANDS)

                                                         BALANCE      CHARGED TO                    BALANCE
                                                       JANUARY 1,      COSTS AND                  DECEMBER 31,
DESCRIPTION                                               1997         EXPENSES      DEDUCTIONS       1997
-----------                                               ----         --------      ----------       ----
Valuation and Qualifying Accounts Deducted
  from Assets to Which They Apply:
    Allowance for doubtful accounts .................     $ 2,840         $  338        $  454(a)     $ 2,724
    Reserve for inventory market valuation ..........      12,812          7,631         6,360         14,083


                          YEAR ENDED DECEMBER 31, 1996
                                   (THOUSANDS)

                                                         BALANCE      CHARGED TO                     BALANCE
                                                       JANUARY 1,      COSTS AND                  DECEMBER 31,
DESCRIPTION                                               1996         EXPENSES      DEDUCTIONS       1996
-----------                                               ----         --------      ----------       ----
Valuation and Qualifying Accounts Deducted
  from Assets to Which They Apply:
    Allowance for doubtful accounts .................     $ 2,879         $  272        $ 311(a)      $ 2,840
    Reserve for inventory market valuation ..........      13,978          8,329         9,495         12,812

                          YEAR ENDED DECEMBER 31, 1995
                                   (THOUSANDS)

                                                         BALANCE      CHARGED TO                     BALANCE
                                                       JANUARY 1,      COSTS AND                  DECEMBER 31,
DESCRIPTION                                               1995         EXPENSES      DEDUCTIONS       1995
-----------                                               ----         --------      ----------       ----
Valuation and Qualifying Accounts Deducted
  from Assets to Which They Apply:
    Allowance for doubtful accounts .................     $ 2,292         $  681        $   94(a)     $ 2,879
    Reserve for inventory market valuation ..........       9,631          8,861         4,514         13,978

--------
Note:
(a)  Represents write-off of uncollectible accounts net of recoveries.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                       SUPPLEMENTARY FINANCIAL INFORMATION

    GUARANTOR FINANCIAL DATA (FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS)


     The 9% Senior Notes discussed in Note 6 to Consolidated Financial Statements were issued by ISP Chemicals Inc. and ISP Technologies Inc., domestic subsidiaries of ISP (the "Issuers") and are guaranteed by ISP and certain of its domestic subsidiaries (the "Subsidiary Guarantors"). Presented below is combined condensed financial information for the Issuers and the Subsidiary Guarantors, which together are interdependent and with their subsidiaries constitute all of the domestic subsidiaries of ISP, except for International Specialty Products Funding Corporation, a special purpose subsidiary of ISP which is the seller of ISP's accounts receivable. See Note 3 to Consolidated Financial Statements. This financial information should be read in conjunction with ISP's Consolidated Financial Statements and related notes included in this Form 10-K. Financial information for ISP's foreign subsidiaries, including its investment in GAF-Huls, is reflected in the following financial information by the equity method of accounting.


                     COMBINED CONDENSED STATEMENTS OF INCOME
                  FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                 1997         1996        1995
                                                ------       ------      ------
                                                          (MILLIONS)

Net sales ..................................    $571.2       $521.1      $486.0
                                                ------       ------      ------
Costs and expenses:
  Cost of products sold ....................     384.6        355.2       333.7
  Selling, general and administrative ......      96.3         88.3        81.2
  Goodwill amortization ....................      13.2         13.2        13.2
                                                ------       ------      ------
      Total costs and expenses .............     494.1        456.7       428.1
                                                ------       ------      ------
Operating income ...........................      77.1         64.4        57.9
Interest expense ...........................     (25.7)       (27.3)      (34.3)
Equity in income of foreign subsidiaries and
  50% owned joint venture ..................      54.4         61.8        53.3
Other income, net ..........................      27.0         20.2        22.4
                                                ------       ------      ------
Income before income taxes .................     132.8        119.1        99.3
Income taxes ...............................     (42.5)       (38.6)      (31.9)
                                                ------       ------      ------
Net income .................................    $ 90.3       $ 80.5      $ 67.4
                                                ======       ======      ======

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                       SUPPLEMENTARY FINANCIAL INFORMATION

          GUARANTOR FINANCIAL DATA (FOR THE ISSUERS AND THE SUBSIDIARY
                            GUARANTORS)--(CONTINUED)

                        COMBINED CONDENSED BALANCE SHEETS
                  FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS

                                                                            DECEMBER 31,
                                                                        ----------------------
                                                                          1997          1996
                                                                        --------      --------
                                                                             (MILLIONS)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ......................................      $    7.2      $    5.3
  Investments in trading securities ..............................          28.8           0.7
  Investments in available-for-sale securities ...................          70.4          59.8
  Other short-term investments ...................................           7.8           6.1
  Accounts receivable, net .......................................          10.6           4.9
  Receivable from related parties, net ...........................           6.3           5.0
  Loan receivable from related party .............................            --           2.6
  Inventories ....................................................          74.4          67.5
  Other current assets ...........................................          13.7          11.0
                                                                        --------      --------
      Total Current Assets .......................................         219.2         162.9
  Property, plant and equipment, net .............................         481.7         459.7
  Excess of cost over net assets of businesses acquired, net .....         404.1         417.3
  Advances to and equity in investment in foreign subsidiaries and
    50% owned joint venture ......................................         203.6         192.2
  Other assets ...................................................          24.2          22.1
                                                                        --------      --------
  Total Assets ...................................................      $1,332.8      $1,254.2
                                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ................................................      $   17.2      $     --
  Current maturities of long-term debt ...........................           0.6           0.6
  Accounts payable ...............................................          32.2          29.7
  Accrued liabilities ............................................          44.8          39.9
                                                                        --------      --------
      Total Current Liabilities ..................................          94.8          70.2
Long-term debt less current maturities ...........................         274.4         310.0
Long-term notes payable to related party .........................          54.0          62.6
Deferred income taxes ............................................          70.3          52.7
Other liabilities ................................................          59.9          59.7
Stockholders' Equity .............................................         779.4         699.0
                                                                        --------      --------
Total Liabilities and Stockholders' Equity .......................      $1,332.8      $1,254.2
                                                                        ========      ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                       SUPPLEMENTARY FINANCIAL INFORMATION

          GUARANTOR FINANCIAL DATA (FOR THE ISSUERS AND THE SUBSIDIARY
                            GUARANTORS)--(CONTINUED)

                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE ISSUERS AND THE SUBSIDIARY GUARANTORS

                                                                    YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                  1997         1996         1995
                                                                 ------       ------       ------
                                                                            (MILLIONS)

Cash and cash equivalents, beginning of year ..............      $  5.3       $  3.3       $  9.9
                                                                 ------       ------       ------
Cash provided by operating activities:
  Net income ..............................................        90.3         80.5         67.4
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ........................................        38.4         35.4         33.6
      Goodwill amortization ...............................        13.2         13.2         13.2
      Deferred income taxes ...............................        14.1         (2.5)       (18.8)
  (Increase) decrease in working capital items ............        (8.4)         9.4         (7.1)
  Purchases of trading securities .........................       (92.8)       (10.3)       (66.5)
  Proceeds from sales of trading securities ...............        58.1         19.5        104.1
  Change in advances to and equity in investment in foreign
    subsidiaries and 50% owned joint venture ..............       (10.3)       (34.4)       (26.8)
  Change in net receivable from/payable to related parties         (1.2)       (14.5)         6.1
  Change in cumulative translation adjustment .............        (7.5)        (8.4)         6.9
  Other, net ..............................................        (3.5)        (4.6)         8.1
                                                                 ------       ------       ------
Net cash provided by operating activities .................        90.4         83.3        120.2
                                                                 ------       ------       ------
Cash used in investing activities:
  Capital expenditures ....................................       (61.4)       (45.5)       (34.4)
  Purchases of available-for-sale securities ..............      (146.7)      (170.0)      (325.3)
  Purchases of other short-term investments ...............          --         (1.3)        (2.2)
  Proceeds from sales of available-for-sale securities ....       151.7        188.9        255.6
                                                                 ------       ------       ------
Net cash used in investing activities .....................       (56.4)       (27.9)      (106.3)
                                                                 ------       ------       ------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable ...............          --          2.0          3.7
  Increase (decrease) in short-term debt ..................        17.2        (13.0)        13.0
  Increase (decrease) in borrowings under
    revolving credit facility .............................       (35.4)        29.6         (4.2)
  Other increase (decrease) in long-term debt, net ........        (0.2)         0.4         (1.4)
  Decrease in loans from related parties ..................        (6.0)       (57.9)       (15.2)
  Repurchases of common stock .............................       (10.2)       (15.1)       (16.6)
  Other, net ..............................................         2.5          0.6          0.2
                                                                 ------       ------       ------
Net cash used in financing activities .....................       (32.1)       (53.4)       (20.5)
                                                                 ------       ------       ------
Net change in cash and cash equivalents ...................         1.9          2.0         (6.6)
                                                                 ------       ------       ------
Cash and cash equivalents, end of year ....................      $  7.2       $  5.3       $  3.3
                                                                 ======       ======       ======

     The advances to and equity in investment in foreign subsidiaries and 50% owned joint venture and the related equity in income from foreign subsidiaries and 50% owned joint venture include the net assets and operating results, respectively, of ISP's wholly-owned foreign subsidiaries and its 50% owned joint venture, GAF-Huls. Domestic operating income includes $43.3, $39.4 and $28.4 million of profits on sales made by ISP's domestic subsidiaries to its foreign-based subsidiaries for 1997, 1996 and 1995, respectively. Profits earned on sales to the foreign-based subsidiaries which were included in the foreign-based subsidiaries' inventories at the end of each period have been eliminated from domestic operating income and from advances to and equity in investment in foreign subsidiaries.

     Dividends received from foreign-based subsidiaries and GAF-Huls aggregated $23.4, $18.7 and $26.0 million for 1997, 1996 and 1995, respectively.

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------

21                        List of Subsidiaries
23                        Consent of Independent Public Accountants
27                        Financial Data Schedule