Form 10-K/A
period 1997-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1998-04-30
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                           --------------------------

                                 AMENDMENT NO. 1


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________


                         COMMISSION FILE NUMBER 1-10788
                            ------------------------

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

                                 ---------------

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

                                ----------------

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

                             ADDITIONAL REGISTRANTS

                                                                                             ADDRESS, INCLUDING ZIP CODE
                                        STATE OR OTHER                                             AND TELEPHONE
      EXACT NAME OF                     JURISDICTION OF        NO.       I.R.S. EMPLOYER     NUMBER, INCLUDING AREA CODE,
 REGISTRANT AS SPECIFIED               INCORPORATION OR    OF SHARES     IDENTIFICATION            OF REGISTRANT'S
     IN ITS CHARTER                      ORGANIZATION     OUTSTANDING          NO.           PRINCIPAL EXECUTIVE OFFICE
     --------------                      ------------     -----------    ---------------     --------------------------
ISP (PUERTO RICO) INC ...................   Delaware           10           22-2934561       Mirador de Bairoa
                                                                                             Calle 27st-14
                                                                                             Caguas, Puerto Rico 00725-8900
                                                                                             (787) 744-3116

ISP ENVIRONMENTAL
    SERVICES INC ........................   Delaware           10           51-0333801       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

ISP FILTERS INC .........................   Delaware           10           51-0333796       4436 Malone Road
                                                                                             Memphis, TN 38118
                                                                                             (901) 795-2445


ISP GLOBAL TECHNOLOGIES INC..............   Delaware           10           51-0333802       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 429-7492

ISP INTERNATIONAL CORP ..................   Delaware           10           51-0333734       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 429-7493

ISP INVESTMENTS INC .....................   Delaware           10           51-0333803       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 429-7496

ISP MANAGEMENT COMPANY, INC .............   Delaware           10           51-0333800       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

ISP MINERAL PRODUCTS INC ................   Delaware           10           51-0333794       34 Charles Street
                                                                                             Hagerstown, MD 21740
                                                                                             (301) 733-4000

ISP MINERALS INC ........................   Delaware           10           51-0333798       Route 116
                                                                                             Blue Ridge Summit, PA 17214
                                                                                             (717) 794-2184

ISP REAL ESTATE COMPANY, INC ............   Delaware            2           22-2886551       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

ISP REALTY CORPORATION ..................   Delaware        1,000           13-2720081       1361 Alps Road
                                                                                             Wayne, NJ 07470
                                                                                             (973) 628-3000

VERONA INC ..............................   Delaware          100           22-3036319       NCNB Plaza, Suite 300
                                                                                             7 North Laurens St.
                                                                                             Greenville, SC 29601
                                                                                             (803) 271-9194

BLUEHALL INCORPORATED ...................   Delaware            1           13-3335905       818 Washington Street
                                                                                             Wilmington, DE 19801
                                                                                             (302) 651-0165


                  This Amendment No. 1 on Form 10-K/A amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of International Specialty Products Inc. ("ISP") and certain additional registrants for the fiscal year ended December 31, 1997 ("Form 10-K") to add information required by Part III Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions. Except as the context otherwise requires, "ISP" or the "Company" refers to International Specialty Products Inc. and its subsidiaries and their predecessors. Capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to them in the Company's Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and other information with respect to the directors of ISP. Under ISP's By-laws, each director continues in office until ISP's next Annual Meeting of Stockholders and until his successor is elected and qualified. For information relating to the executive officers of ISP, ISP Chemicals and ISP Technologies, see "Executive Officers of the Registrant" in Part I of the Form 10-K. No family relationship exists between any of the directors or executive officers of the Company. The information presented below with respect to each director has been furnished by such director.

                                           PRESENT PRINCIPAL OCCUPATION OR
     NAME               AGE         EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
     ----               ---         -------------------------------------------

Charles M. Diker        63          Mr. Diker has been a director of ISP since
                                    February 1992. He has been a non-managing principal of Weiss, Peck & Greer, an investment management firm, since 1975. He also has been Chairman of the Board of Cantel Industries Inc., a manufacturer of medical diagnostics and infection control products, since 1986. Mr. Diker is a director of BeautiControl Cosmetics, a cosmetics company; Data Broadcasting
                                    Corporation, a financial data broadcasting company; Chyron Corporation, a designer and manufacturer of digital equipment, software and systems; and AMF Bowling, Inc., an owner and operator of, and manufacturer of equipment for, commercial bowling centers.

Carl R. Eckardt         67          Mr. Eckardt has been a director of ISP since
                                    its formation and Executive Vice President, Corporate Development, of ISP since November
                                    1996, which position he had held from ISP's formation to January 1994. From January 1994 to November 1996, Mr. Eckardt was President and Chief Operating Officer of ISP. He has been Executive Vice President of ISP
                                    Holdings since its formation. Mr. Eckardt also has been Vice Chairman of GAF since
                                    November 1996 and a director of GAF since
                                    April 1987. He was Executive Vice President of GAF from April 1989 to November 1996 and held the same position with GAF's predecessor from January 1987 to April 1989.
                                    Mr. Eckardt has been Executive Vice
                                    President of G-I Holdings since March 1993.
                                    Mr. Eckardt joined GAF's predecessor in
                                    1974.

Harrison J. Goldin      62          Mr. Goldin has been a director of ISP since
                                    its formation. Mr. Goldin has been the
                                    senior managing director of Goldin
                                    Associates, L.L.C., a consulting firm, since
                                    January 1990. Mr. Goldin was the Comptroller of the City of New York from 1974 to 1989 and a New York State Senator from 1966 to
                                    1973.

Peter R. Heinze         55          Dr. Heinze has been a director, President
                                    and Chief Operating Officer of ISP since
                                    November 1996. He was Senior Vice President,
                                    Chemicals of PPG Industries, Inc., a glass products, coatings and resins, and chemicals manufacturer, from April 1993 to November
                                    1996 and Group Vice President, Chemicals of
                                    PPG Industries, Inc. from August 1992 to

                                    April 1993. From January 1988 to August
                                    1992, Dr. Heinze was President, Chemicals
                                    Division, and an Executive Vice President of
                                    BASF Corporation, a diversified chemical manufacturing company.

Samuel J. Heyman        59          Mr. Heyman has been a director, Chairman and
                                    Chief Executive Officer of ISP since its formation and has held the same positions with ISP Holdings since its formation. Mr.
                                    Heyman also has been a director, Chairman and Chief Executive Officer of GAF and certain of its subsidiaries since April
                                    1989, prior to which he held the same
                                    position with GAF's predecessor from
                                    December 1983 to April 1989. Mr. Heyman has been a director and Chairman of BMCA since its formation, Chief Executive Officer of BMCA since June 1996 and a director of USI since October 1995. He is also the Chief
                                    Executive Officer, Manager and General
                                    Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

Sanford Kaplan          81          Mr. Kaplan has been a director of ISP since
                                    November 1992. He has been a private
                                    investor and consultant since 1977 when he retired from Xerox Corporation, where he was a Senior Vice President and a director. He is also a director emeritus of Intel Corp., a computer hardware and component manufacturer.

Burt Manning            66          Mr. Manning has been a director of ISP since
                                    November 1992. Mr. Manning was Chairman of
                                    J. Walter Thompson Company, a multinational advertising company, from July 1987 through December 1997 and was Chief Executive
                                    Officer of such company from July 1987 to December 1996. He has served as Chairman
                                    Emeritus of such company since January 1998.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ISP's directors, executive officers and persons who beneficially own more than 10 percent of a registered class of ISP's equity securities ("10% Owners") to file reports of beneficial ownership of ISP's securities and changes in such beneficial ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish ISP with copies of all forms they file pursuant to Section 16(a).

         Based solely upon a review of the copies of the forms filed pursuant to
Section 16(a) furnished to ISP, or written representations that no year-end Form 5 filings were required for transactions occurring during the 1997 fiscal year, ISP believes that its directors, executive officers and 10% Owners complied with
Section 16(a) filing requirements applicable to them during the 1997 fiscal year, except that Andrew G. Mueller, Executive Vice President-Operations, inadvertently filed on an untimely basis an initial report of ownership on Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of ISP and the four other most highly compensated executive officers of ISP who were employed by ISP as of December 31, 1997.

                                                                                              Long-Term
                                                    Annual Compensation                     Compensation
                                                    -------------------                     ------------

                                                                                             Securities
Name and Principal           Fiscal                     Bonus         Other Annual           Underlying            All Other
       Position               Year      Salary($)        ($)(1)      Compensation($)     Options/SARs(#)(2)     Compensation($)
----------------------       ------    -----------    ----------     ---------------     ------------------     ---------------
Samuel J. Heyman...........   1997    $ 579,125     $       0         $      0                  0                     $20,579(3)
Chairman of the Board of      1996      572,000       200,000                0             89,200 (ISP-O)              14,739(3)
  Directors and Chief         1995      553,666       200,000                0             150,000 (ISP-O)              9,848(3)
  Executive Officer

Peter R. Heinze............   1997    $ 379,725       349,271        $ 31,774(4)          18,750 (ISP-O)             $24,291(4)
President and Chief           1996       46,875(4)     40,000(4)            0             156,250 (ISP-O)                  0(4)
  Operating Officer           1995             (4)            (4)             (4)                (4)                         (4)

Carl R. Eckardt............   1997    $ 340,704     $  156,277        $      0                   0                    $ 8,500(5)
Executive Vice                1996      339,612        164,901               0             49,600 (ISP-O)              17,756(5)
  President-Corporate         1995      325,500        300,000               0             41,600 (ISP-O)              10,095(5)
  Development

James P. Rogers............   1997    $ 275,125     $  250,000        $      0              7,500 (ISP-O)             $18,459(6)
Executive Vice                1996      263,467        225,000               0             39,210 (ISP-O)/             14,258(6)
  President-Finance                                                                     24,095(ISPH-O)(6)(8)
                              1995      248,333        225,000               0             38,300 (ISP-O)              13,154(6)

Richard A. Weinberg........   1997    $ 252,475     $  250,000        $      0                   0                    $15,118(7)
Senior Vice President,        1996      130,833(7)     125,014(7)            0             37,410(ISP-O)/               2,960(7)
  General Counsel and                                                                     31,970(ISPH-O)(7)(8)
  Secretary                   1995             (7)            (7)             (7)                (7)                         (7)



(1) Bonus amounts are payable pursuant to ISP's Executive Incentive Compensation Program, except that in respect of the bonus amounts paid to certain executive officers in 1997, ISP was reimbursed under a management agreement for a portion of the bonus amounts earned by such executive officers. See Item 13, "Certain Relationships and Related Transactions Management Agreement."

(2) The ISP options (ISP-O) are for shares of ISP common stock, $.01 par value ("ISP Common Stock"), and ISP Holdings options (ISPH-O) are for shares of redeemable convertible preferred stock of ISP Holdings. See "Options and Stock Appreciation Rights."

(3) Included in "All Other Compensation" for Mr. Heyman are: $18,116, $12,989 and $8,598 for the premiums paid by the Company for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,250 and $1,250 for the premiums paid by the Company for a long-term disability policy in 1997, 1996 and 1995, respectively.

(4) Included in "Other Annual Compensation" for Dr. Heinze are $25,043 in payment of moving related expenses and a "tax gross-up" of $6,731 in 1997. Included in "All Other Compensation" for Dr. Heinze are $10,792, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997; $11,536 for the premium paid by the Company for a life insurance policy in 1997; and $1,963 for the premium paid by the Company for a long-term disability policy in 1997. Dr. Heinze commenced employment with ISP in November 1996.

(5) Included in "All Other Compensation" for Mr. Eckardt are: $6,537, $16,506 and $8,845 for the premiums paid by the Company for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,250 and $1,250 for the premiums paid by the Company for a long-term disability policy in 1997, 1996 and 1995, respectively.

(6) Included in "All Other Compensation" for Mr. Rogers are: $11,450, $11,198 and $10,963, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997, 1996 and 1995, respectively; $5,046, $1,810 and $978 for the premiums paid by the Company for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,250 and $1,213 for the premiums paid by the Company for a long-term disability policy in 1997, 1996 and 1995, respectively. Excluded are the stock appreciation rights relating to shares of ISP Holdings common stock referred to in Note (2) under the second table under "Options and Stock Appreciation Rights."

(7) Mr. Weinberg commenced service as Senior Vice President, General Counsel and Secretary of the Company on May 15, 1996. Prior to that time, he served as Vice President and General Counsel of BMCA. Excluded are amounts paid to Mr. Weinberg by BMCA prior to May 15, 1996. Included in "All Other Compensation" for Mr. Weinberg are: $11,300 and $2,158, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997 and 1996, respectively; $1,914 and $277 for the premiums paid by the Company for a life insurance policy in 1997 and 1996, respectively; and $1,904 and $525 for the premiums paid by the Company for a long-term disability policy in 1997 and 1996, respectively.

(8) Excluded are the stock appreciation rights relating to shares of GAF common stock referred to in Note (4) under the second table under "Options and Stock Appreciation Rights".

OPTIONS AND STOCK APPRECIATION RIGHTS

         The following tables summarize options to acquire ISP Common Stock ("ISP Options") granted during 1997 to the executive officers named in the Summary Compensation Table, the potential realizable value of such options and the value of the unexercised ISP Options, options to acquire ISP Holdings redeemable convertible preferred stock ("ISP Holdings Options") and stock appreciation rights ("SARs") held by such persons on December 31, 1997. No options or SARs were exercised by such persons, and no ISP Holdings Options or SARs relating to common stock of ISP Holdings were granted, during 1997.


                     ISP COMMON STOCK OPTION GRANTS IN 1997

                                % OF TOTAL
                 NUMBER OF        OPTIONS
                 SECURITIES     GRANTED TO   EXERCISE/    MARKET                      POTENTIAL REALIZABLE VALUE
                 UNDERLYING      EMPLOYEES     BASE      PRICE ON                      AT ASSUMED ANNUAL RATES
                  OPTIONS        IN FISCAL     PRICE      DATE OF     EXPIRATION      OF STOCK PRICE APPRECIATION
    NAME          GRANTED          1997       ($/SH)       GRANT         DATE               FOR OPTION TERM
    ----          -------          ----       ------       -----         ----     --------------------------------
                                                                                      0%          5%        10%
                                                                                     ----        ----      -----
Samuel J.
Heyman......         --             --          --         --          --              --          --         --

Peter R.
Heinze...... 18,750(ISP-O)(1)     3.6%      $9.9375    $14.9375    12/31/03      $93,750    $189,003   $309,847

Carl R.
Eckardt.....         --             --          --         --          --              --          --         --

James P.
Rogers......  7,500(ISP-O)(1)     1.5%      $9.9375    $14.9375    12/31/03      $37,500     $75,601   $123,939

Richard A.
Weinberg....         --             --          --         --          --              --          --         --


-----------------
(1) The ISP Options were granted under the ISP 1991 Incentive Plan for Key Employees and Directors, as amended (the "ISP Incentive Plan"). The ISP Options set forth in the foregoing table will become fully vested 2-1/2 years after the date of grant, and, to the extent vested, are exercisable for six years from the date of grant. The Compensation and Pension Committee (the "Compensation Committee") of the Board of Directors of ISP (the "ISP Board") may, on a case by case basis, accelerate the vesting of unvested options in the event of a "Change of Control" (as defined).

                 VALUE OF ISP COMMON STOCK OPTIONS/ISP HOLDINGS
     OPTIONS/ISP HOLDINGS STOCK APPRECIATION RIGHTS AT DECEMBER 31, 1997(4)

                                        NUMBER OF SECURITIES UNDERLYING                    VALUE OF UNEXERCISED
                                       UNEXERCISED ISP OPTIONS (ISP-O)/            IN-THE-MONEY ISP OPTIONS/ISP HOLDINGS
                                  ISP HOLDINGS OPTIONS (ISPH-O)/ISP HOLDINGS             OPTIONS/ISP HOLDINGS SARS
                                              SARS(S) AT 12/31/97                             AT 12/31/97(1)
         NAME                             EXERCISABLE/UNEXERCISABLE                    EXERCISABLE/UNEXERCISABLE
         ----                             -------------------------                    -------------------------
Samuel J. Heyman......                   60,000/179,200(ISP-O)                          $   476,250/$987,550
Peter R. Heinze.......                   0/175,000(ISP-O)                               $         0/$826,172
Carl R. Eckardt.......                   93,784/ 92,656(ISP-O)                          $   492,907/$457,621
James P. Rogers(4)....                   61,320/ 83,690(ISP-O)                          $   310,208/$471,329
                                         7,455/1,864(S)(2)                              $   834,967/$208,742(2)
                                         0/24,095(ISPH-O)(3)                            $         0/$240,727(3)
Richard A. Weinberg(4)                   2,800/34,610(ISP-O)                            $     8,925/$107,393
                                         0/31,970(ISPH-O)(3)                            $         0/$560,168(3)

-----------------

(1) All ISP Options, ISP Holdings Options and ISP Holdings SARs were in-the-money at December 31, 1997.

(2) The ISP Holdings SARs represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of ISP Holdings common stock over the sum of the determined initial Book Value (as defined) per share of common stock of ISP Holdings, plus interest on such Book Value at a specified rate. The ISP Holdings SARs vest over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control, and have no expiration date. The ISP Holdings SARs were issued on January 1, 1997 to holders of stock appreciation rights relating to shares of GAF common stock ("GAF SARs"). The grant date of each ISP Holdings SAR is deemed to be the grant date of such GAF SARs.

(3) The ISP Holdings Options represent options to purchase shares of redeemable convertible preferred stock of ISP Holdings (the "Holdings Preferred Stock"). Each share of Holdings Preferred Stock is convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price based on the sum of the determined initial Book Value (as defined in the option agreements) plus interest on such Book Value at a specified rate. The ISP Holdings Options are exercisable at a price of $111.44 per share and vest over seven years, subject to earlier vesting under certain circumstances including in connection with a change of control. Dividends will accrue on the Holdings Preferred Stock from the date of issuance at the rate of 6% per annum. Holdings Preferred Stock is redeemable, at ISP Holdings' option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The common stock of ISP Holdings issuable upon conversion of the Holdings Preferred Stock is subject to repurchase by ISP Holdings under certain circumstances at a price equal to current Book Value (as defined). The exercise price of the ISP Holdings Options is equal to the fair value per share of the Holdings Preferred Stock at the date of grant. The ISP Holdings Options have no expiration date. The ISP Holdings Options were issued on January 1, 1997 to holders of similar options to purchase redeemable convertible preferred stock of GAF granted during 1996, which GAF options were exchanged for GAF SARs. See Note (4) below. The grant date of each ISP Holdings Option is deemed to be the grant date of such GAF options.

(4) Excluded are GAF SARs as follows: Mr. Rogers--7,455 exercisable and 10,473 unexercisable GAF SARs, all of which were in-the-money and had a value of $72,640 in respect of the exercisable and $187,437 in respect of the unexercisable GAF SARs at December 31, 1997; and Mr. Weinberg--12,320 unexercisable GAF SARs, all of which were in-the-money and had a value of $225,286 at December 31, 1997.

PENSION PLANS

         Non-Qualified Retirement Plan. The Company has a non-qualified retirement plan for the benefit of certain key employees (the "Retirement Plan"). The benefit payable under the Retirement Plan, which vests in accordance with a 10-year schedule, consists of an annual payment commencing at age 65 equal to 25% of a covered employee's last full year's base salary. The benefit continues for the longer of 15 years or the joint lifetimes of the employee or his or her spouse. If a covered employee dies while employed by the Company or a subsidiary, a death benefit of 36% of the employee's base salary at the date of death is payable for a term of 15 years to the employee's beneficiary.

         No new participants have been admitted to the Retirement Plan since January 1989 and it is not anticipated that any new participants will be admitted hereafter. Of the executive officers named in the Summary Compensation Table, only Messrs. Heyman and Eckardt participate in the Retirement Plan.

         The following table shows, for the salary levels and years of service indicated, the annual pension benefit, payable commencing at age 65 to participants in the Retirement Plan.

                          Non-Qualified Retirement Plan
                            Annual Payments at Age 65

                                                       Years of Service
        ----------------------------------------------------------------------------------------------------------
         Salary          5         10             15           20            25             30               35
        --------      -------   --------       --------     --------      --------       --------         --------
        $250,000      $31,250  $  62,500      $  62,500    $  62,500     $  62,500      $  62,500         $ 62,500
         300,000       37,500     75,000         75,000       75,000        75,000         75,000           75,000
         350,000       43,750     87,500         87,500       87,500        87,500         87,500           87,500
         400,000       50,000    100,000        100,000      100,000       100,000        100,000          100,000
         450,000       56,250    112,500        112,500      112,500       112,500        112,500          112,500
         500,000       62,500    125,000        125,000      125,000       125,000        125,000          125,000
         550,000       68,750    137,500        137,500      137,500       137,500        137,500          137,500
         600,000       75,000    150,000        150,000      150,000       150,000        150,000          150,000
         650,000       81,250    162,500        162,500      162,500       162,500        162,500          162,500
         700,000       87,500    175,000        175,000      175,000       175,000        175,000          175,000


         The years of service covered by the Retirement Plan are twelve years for each of Mr. Heyman and Mr. Eckardt. Current salaries covered by the Retirement Plan are the amounts set forth under the "salary" column of the Summary Compensation Table for the above-named executive officers. The annual pension benefit is not subject to reduction for Social Security and other benefits and is computed on a straight-life annuity basis.

         Additional Arrangements. ISP has agreed to provide Mr. Eckardt, at age 67, a $200,000 annuity comprising two pieces: (1) the benefits payable under the Retirement Plan described above, and (2) a supplemental retirement benefit representing the difference between $200,000 per year and the benefit payable under the Retirement Plan. The supplemental retirement benefit vests at 20% per year over a five-year period beginning March 1994. In the event Mr. Eckardt should die without a surviving spouse, no supplemental retirement benefit will be payable. In the event Mr. Eckardt should die prior to the termination of his employment, leaving a surviving spouse, his spouse will be entitled to receive for her life an annual payment of the portion of the supplemental retirement benefit in which he was vested on the date of his death. If Mr. Eckardt's employment is terminated involuntarily other than for cause (as defined), or in the event Mr. Eckardt becomes totally and permanently disabled, he will be entitled to receive payment of the portion of the supplemental retirement benefit in which he is vested on the date of termination or the onset of such disability. If Mr. Eckardt's employment is terminated for cause, the Company in its sole discretion may declare all or any portion (whether vested or unvested) of the supplemental retirement benefits forfeited.

OTHER AGREEMENTS

         In connection with his becoming President and Chief Operating Officer of ISP in November 1996, Dr. Heinze and ISP entered into a letter agreement that provides, among other things, that Dr. Heinze will receive an initial base salary of $375,000 per year, certain stock options and other benefits. In accordance with the letter agreement, on December 9, 1996, Dr. Heinze was granted under the ISP Incentive Plan 125,000 ISP Options at an exercise price of $11.25 per share, which options vest in full on December 9, 1999 and expire nine years from the date of grant, and 31,250 ISP Options at an exercise price of $6.25 per share, which options vest in full on June 9, 1999 and expire six years from the date of grant, in each case subject to earlier vesting in the event of a "Change of Control" (as defined in the ISP Incentive Plan). He is also eligible to participate in ISP's Executive Incentive Compensation Program and the ISP Incentive Plan. The letter agreement also provides that if Dr. Heinze's employment is terminated by ISP other than for cause, ISP will continue to pay Dr. Heinze his then base salary for a severance period of up to 18 months depending upon when such termination occurs. In addition, in the event of a Change of Control of ISP and either (i) the termination of Dr. Heinze's employment by ISP (or its successor) or other than for cause within twelve months after such Change in Control or (ii) the termination of employment by Dr. Heinze under certain circumstances, Dr. Heinze will continue to receive his base salary in lieu of any other severance for 24 months following such termination.

DIRECTOR'S COMPENSATION

         No directors who are employees of ISP or its affiliates receive compensation for their services as directors. Outside directors receive an annual fee of $18,000 and a fee of $750 per meeting of the ISP Board. Outside directors are compensated $250 per committee meeting held in connection with an ISP Board meeting and $750 per committee meeting held independently. An additional fee of $3,000 per year is paid to outside directors who chair a committee. If an outside director chairs more than one committee, no additional compensation is paid. Additionally, in connection with their service on a special committee of independent directors ("Special Committee") of the ISP Board which was formed in 1997 to consider, among other things, a possible business combination transaction between ISP and ISP Holdings, ISP agreed to pay each of Messrs. Diker and Manning a $50,000 fee and a fee of $2,000 per Special Committee meeting, plus reimbursement of out-of-pocket expenses. See Item 13, "Certain Relationships and Related Party Transactions". Under the ISP Incentive Plan, each outside director is granted a non-qualified stock option to purchase 5,000 shares of ISP Common Stock (the "Initial Option") on the date such person becomes a director and an additional non-qualified option to purchase 2,500 shares of ISP Common Stock (an "Additional Option") on each anniversary of the date of grant of the Initial Option. The term of each option granted is nine years. Initial Options are subject to a three-year vesting period, commencing on the first anniversary of the date of grant, and Additional Options are subject to a one-year vesting period, becoming exercisable in full on the first anniversary of the date of grant. The exercise price of the options is equal to the fair market value of the underlying shares on the date of grant. ISP currently has four non-employee directors, Messrs. Diker, Goldin, Kaplan and Manning, each of whom was granted an Additional Option to purchase 2,500 shares of ISP Common Stock during 1997.

         The directors who serve on the Compensation Committee of the ISP Board are not employees of the Company and have no interlocking relationships as defined by the rules promulgated by the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 20, 1998, the ISP Common Stock was beneficially owned by the Company's directors, the executive officers named in the Summary Compensation Table, directors and executive officers of the Company as a group and each person or group known by the Company to be the beneficial owner of more than 5% of the ISP Common Stock as follows:


NAME(1)                                             NUMBER OF                   NUMBER OF SHARES
-------                                           SHARES OWNED         %       BENEFICIALLY OWNED           %
                                                  ------------         -       ------------------           -
Samuel J. Heyman..........................          125,000             *      80,715,000(2)(3)          83.9%(2)(3)(5)

Carl R. Eckardt...........................            1,000             *         103,832(3)(5)             *

Peter R. Heinze...........................                0             --              0                   --

Charles M. Diker..........................           12,000             *          41,000(3)(4)             *

Harrison J. Goldin........................                0             --         15,000  (3)              *

Sanford Kaplan............................            5,000             *          20,000  (3)              *

Burt Manning..............................            7,000(3)          *          22,000  (3)              *

James P. Rogers...........................           20,848(3)          *          88,168  (3)              *

Richard A. Weinberg.......................                0             --          5,600  (3)              *

ISP Holdings..............................       80,500,000           83.8%    80,500,000               83.8%

All directors and executive officers
of ISP as a group (11 persons)............          173,039(3)          *      81,013,191(2)(3)(5)      84.1%


----------------------------
*        Less than 1%.

(1) The business address of each of the directors and executive officers listed above is 1361 Alps Road, Wayne, New Jersey 07470.

(2) Includes 80,500,000 shares owned by ISP Holdings, a corporation controlled by Mr. Heyman. The business address of ISP Holdings is 818 Washington Street, Wilmington, Delaware 19801.

(3) Includes, with respect to Mr. Heyman, 90,000 shares; Mr. Eckardt, 102,832 shares; Mr. Diker, 15,000 shares; Mr. Goldin, 15,000 shares; Mr. Kaplan, 15,000 shares; Mr. Manning, 15,000 shares; Mr. Rogers, 67,320 shares; Mr. Weinberg, 5,600 shares; and all directors and executive officers as a group, 326,152 shares, subject to options granted under the ISP Incentive Plan which are currently exercisable or will become exercisable within the next 60 days. Also includes with respect to Mr. Rogers 7,848 shares and for all directors and executive officers as a group 9,309 shares, which were held in the GAF Capital Accumulation Plan as of December 31, 1997. Includes with respect to Mr. Rogers 10,000 shares held jointly with his spouse and with respect to Mr. Manning 7,000 shares held jointly with his spouse.

(4) Includes 4,050 shares held by trusts for the benefit of Mr. Diker's children of which Mr. Diker is trustee; 5,950 shares held by Mr. Diker's spouse, as to which Mr. Diker disclaims beneficial ownership; and 4,000 shares over which Mr. Diker shares investment power, as to which Mr. Diker disclaims beneficial ownership.

(5) The number of shares shown as being beneficially owned by all directors and officers of the Company as a group attributes ownership of ISP Holdings' 80,500,000 shares to Mr. Heyman. As of March 20, 1998, Messrs. Heyman and Eckardt beneficially owned 97% and 1.7%, respectively, of the outstanding capital stock of ISP Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         ISP Holdings was a wholly-owned subsidiary of GAF until January 1, 1997, when all of its capital stock was distributed to the stockholders of GAF in a series of transactions involving GAF's subsidiaries (the "Separation Transactions"). As a result, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF or its subsidiary, G-I Holdings.

MANAGEMENT AGREEMENT

         Pursuant to a Management Agreement (the "Management Agreement") which expires at the end of 1998, the Company provides certain general management, administrative, legal, telecommunications, information and facilities services to ISP Holdings and certain of its affiliates, including GAF, BMCA, G-I Holdings and GAF Fiberglass Corporation. Charges by the Company for providing such services aggregated $5.6 million in 1997. Such charges consist of management fees and other reimbursement expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. Effective January 1, 1998, the term of the Management Agreement was extended through the end of 1998, and the management fees payable under the agreement were adjusted, including an adjustment to reflect the direct payment by BMCA of the costs of certain services rendered by third parties that were previously included in the management fees payable to the Company. The Company and BMCA further modified the agreement to allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 1997, after taking into account the modifications to the agreement described above, the aggregate amount payable to the Company under the Management Agreement for 1998 is expected to be approximately $5.6 million. BMCA also is expected to pay directly certain third party costs which aggregated approximately $0.4 million in 1997, that were previously included in the management fees. In addition, the Company currently anticipates that in 1998 BMCA will require additional space for its headquarters and will pay additional rent based on the square footage to be occupied. Although, due to the unique nature of the services provided under the Management Agreement, comparisons with third party arrangements are difficult, the Company believes that the terms of the Management Agreement, taken as a whole, are no less favorable to the Company than could be obtained from an unaffiliated third party. Certain of the executive officers of the Company perform services for affiliates of the Company pursuant to the Management Agreement, and ISP is indirectly reimbursed therefor by virtue of the management fees and other reimbursable expenses payable under the Management Agreement. BMCA reimbursed ISP for a portion of the bonus amounts paid to Messrs. Rogers and Weinberg in connection with services performed by them for BMCA during 1997. See Item 11, "Executive Compensation - Summary Compensation Table."

TAX SHARING AGREEMENT

         Effective January 1, 1997, the Company and each of its domestic subsidiaries entered into an agreement (the "Tax Sharing Agreement") with ISP Holdings with respect to the payment of Federal income taxes and certain related matters. During the term of the Tax Sharing Agreement, which extends as long as the Company or any of its domestic subsidiaries, as the case may be, are included in a consolidated Federal income tax return filed by ISP Holdings or a successor entity, the Company is obligated to pay to ISP Holdings an amount equal to those Federal income taxes the Company would have incurred if, subject to certain exceptions, the Company (on behalf of itself and its domestic subsidiaries) filed its own consolidated Federal income tax return. These exceptions include, among others, that the Company may utilize certain favorable tax attributes, i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses), only at the time such attributes reduce the Federal income tax liability of ISP Holdings and its consolidated subsidiaries (the "ISP Holdings Group"); and that the Company may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Holdings Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by the Company to ISP Holdings in future years. Subject to certain exceptions, actual payment for such attributes will be made by ISP Holdings to the Company only when ISP Holdings receives an actual refund of taxes from the Internal Revenue Service or, under certain circumstances, the earlier of (i) the dates of the filing of Federal income tax returns of the Company for taxable years of the Company following the last taxable year in which it was a member of the ISP Holdings Group, or (ii) when ISP Holdings no longer owns more than 50% of the Company. Foreign tax credits not utilized by the Company in computing its tax sharing payments will be refunded by ISP Holdings to the Company, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration. The Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income tax filings. Under the Tax Sharing Agreement, ISP Holdings makes all decisions with respect to all matters relating to taxes of the ISP Holdings Group. The provisions of the Tax Sharing Agreement take into account both the Federal income taxes ISP would have incurred if it filed its own separate Federal income tax return and the fact that ISP is a member of the ISP Holdings Group for Federal income tax purposes.

         ISP was a party to tax sharing agreements with members of the GAF consolidated tax group (the "GAF Group"). As a result of the Separation Transactions, ISP is no longer included in the consolidated Federal income tax returns of GAF, and therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to the Separation Transactions. ISP remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the GAF Group's consolidated tax liability based on each member's proportionate share of the tax as if such member filed on a separate basis. Accordingly, ISP would be required to pay an amount equal to its allocable share of any consolidated tax deficiency of the GAF Group and would be entitled to a refund if losses or other attributes reduce the GAF Group's consolidated tax liability. Moreover, foreign tax credits generated by ISP not utilized by GAF will be refunded by GAF or its subsidiary to ISP, if such credits expire unutilized upon termination of the statute of limitations for the year of expiration. Furthermore, those tax sharing agreements provide for an indemnification to ISP for any tax liability attributable to another member of the GAF Group.

SALES TO AFFILIATES

         BMCA purchases from the Company all of its colored roofing granules requirements (except for the requirements of BMCA's California roofing plant) under a requirements contract. In addition, in December 1995, USI commenced purchasing from the Company substantially all of its requirements for colored roofing granules (except for the requirements of USI's Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract. Each such requirements contract was renewed for 1998 and is subject to annual renewal unless terminated by either party to the agreement. In 1997, BMCA and USI purchased a total of $51.1 million of mineral products from the Company, representing approximately 7% of the Company's total net sales and approximately 62% of the Company's net sales of mineral products. The Company's supply arrangements with BMCA and USI are at prices and on terms which the Company believes are no less favorable to it than could be obtained from an unaffiliated third party.

AFFILIATE BORROWINGS

         Under the terms of its revolving credit facility, the Company and its subsidiaries are permitted to make loans to affiliates, and provide letters of credit issued for the benefit of such affiliates, up to an aggregate amount not to exceed $75 million outstanding at any time. The largest amount of such loans and letters of credit outstanding at any time during 1997 was $19.0 million. Such loans and letters of credit were on terms which the Company believes were no less favorable to the Company than could have been obtained from unaffiliated third parties. As of March 20, 1998, $3.7 million of loans to, and no letters of credit for the benefit of, affiliates were outstanding.

         During 1997, the Company and its subsidiaries also borrowed from ISP Holdings from time to time at the same rates available to the Company under its revolving credit facility, which the Company believes were on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The largest amount of such loans from ISP Holdings outstanding at any time during 1997 was $68.6 million, and as of March 20, 1998 such borrowings outstanding were $50.0 million.

CERTAIN OTHER TRANSACTIONS

         For a discussion of certain arrangements with executive officers of the Company, see Item 11, "Executive Compensation - Other Agreements" and "- Pension Plans - Additional Arrangements."

         The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including, at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. The latter category of investments is administered, at no cost or charge to the Company, by certain investment partnerships controlled by Mr. Heyman and his family, and, when purchased or sold on the same day as investments purchased or sold by members of the GAF group of companies, other members of the ISP Holdings group and certain Heyman family enterprises, are effected at the same price as the investments of such other entities.

         On March 30, 1998, ISP announced that the ISP Board has approved the merger of ISP with and into ISP Holdings (and ISP Holdings will be the surviving corporation of the merger). In the merger, each issued and outstanding share of ISP Common Stock (other than those held by Holdings) will be converted into one share of common stock of the surviving corporation, whose name will be changed to "International Specialty Products Inc." The merger is subject to, among other things, the approval of the holders of a majority of each of the respective companies' shares of common stock. ISP will be filing with the Commission and delivering to its stockholders a definitive proxy statement for use in connection with the solicitation of proxies by the ISP Board for its Annual Meeting of Stockholders, at which meeting the stockholders of ISP will consider approval of the merger. The proxy statement will contain information with respect to the merger, including the effect of the merger, if consummated, on executive compensation and the interests of certain of the executive officers named in the Summary Compensation Table.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 30, 1998
                                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                                     ISP CHEMICALS INC.
                                     ISP TECHNOLOGIES INC.
                                     ISP FILTERS INC.
                                     ISP GLOBAL TECHNOLOGIES INC.
                                     ISP INTERNATIONAL CORP.
                                     ISP INVESTMENTS INC.
                                     ISP MINERAL PRODUCTS INC.
                                     ISP MINERALS INC.
                                     ISP REAL ESTATE COMPANY, INC.
                                     VERONA INC.
                                     BLUEHALL INCORPORATED
                                     ISP REALTY CORPORATION
                                     ISP (PUERTO RICO) INC.
                                     ISP ENVIRONMENTAL SERVICES INC.
                                     ISP MANAGEMENT COMPANY, INC.


                                     By: /s/ Richard A. Weinberg
                                         ------------------------------
                                         Richard A. Weinberg
                                         Senior Vice President,
                                         General Counsel and Secretary