Form 10-Q
period 1998-03-29
INTERNATIONAL SPECIALTY PRODUCTS INC; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1998-05-13
CIK 874578, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 29, 1998

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

YES  /X/          NO  / /


As of May 8, 1998, 96,114,642 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of May 8, 1998, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

As of May 8, 1998, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

                            ADDITIONAL REGISTRANTS

                                                                Commission
Address, including zip
                                                                File No./I.R.S
code, and telephone number,
                                                  No. of        Employer
including area code, of
Exact name of registrant as       State of        Shares        Identification
registrant's principal
specified in its charter          Incorporation   Outstanding   No.
executive office
---------------------------       -------------   -----------   --------------
---------------------------
ISP (PUERTO RICO) INC.            Delaware            10        33-44862-03/
Mirador de Bairoa
                                                                22-2934561
Calle 27st-14

Caguas, Puerto Rico 00725-8900

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

(803) 271-9194

BLUEHALL INCORPORATED             Delaware             1        33-44862-15/
818 Washington Street
                                                                13-3335905
Wilmington, DE 19801

(302) 651-0165

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Thousands, except per share amounts)


                                                    Quarter Ended
                                              ------------------------
                                               March 30,     March 29,
                                                 1997          1998
                                              ----------    ----------
Net sales..................................   $ 191,157     $ 200,703
                                              ----------    ----------

Costs and expenses:
  Cost of products sold....................     114,161       119,177
  Selling, general and administrative......      36,872        39,926
  Goodwill amortization....................       3,300         3,302
                                              ---------     ---------

    Total costs and expenses...............     154,333       162,405
                                              ---------     ---------

Operating income...........................      36,824        38,298
Interest expense...........................      (6,662)       (6,176)
Equity in earnings of joint venture........       1,385         1,455
Other income, net..........................       4,647         7,313
                                              ---------     ---------

Income before income taxes.................      36,194        40,890
Income taxes...............................     (13,006)      (14,710)
                                              ---------     ---------

Net income.................................   $  23,188     $  26,180
                                              =========     =========

Earnings per common share:
  Basic....................................   $     .24     $     .27
                                              =========     =========
  Diluted..................................   $     .24     $     .27
                                              =========     =========

Weighted average number of common and
  common equivalent shares outstanding:

  Basic....................................      96,474        95,978
                                              =========     =========
  Diluted..................................      97,774        96,972
                                              =========     =========



                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   March 29,
                                                     December 31,    1998
                                                        1997     (Unaudited)
                                                    ------------ -----------
                                                           (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents..........................$   19,730   $   15,084
  Investments in trading securities..................    53,489       28,529
  Investments in available-for-sale securities.......   107,949      161,174
  Investments in held-to-maturity securities.........       311            -
  Other short-term investments.......................     7,795        8,303
  Accounts receivable, trade, net....................    67,077       83,390
  Accounts receivable, other.........................    25,288       31,590
  Receivable from related parties, net...............       264          536
  Inventories........................................   119,910      115,224
  Other current assets...............................    16,751       18,430
                                                     ----------   ----------
Total Current Assets.................................   418,564      462,260
Property, plant and equipment, net...................   513,206      517,982
Goodwill, net........................................   404,082      400,780
Other assets.........................................    59,732       54,685
                                                     ----------   ----------
Total Assets.........................................$1,395,584   $1,435,707
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt....................................$   38,172   $   35,158
  Current maturities of long-term debt...............       684      200,609
  Accounts payable...................................    46,252       49,570
  Accrued liabilities................................    60,434       60,350
  Income taxes.......................................     6,055        6,658
                                                     ----------   ----------
    Total Current Liabilities........................   151,597      352,345
                                                     ----------   ----------
Long-term debt less current maturities...............   274,642       91,585
                                                     ----------   ----------
Long-term notes payable to related party.............    53,997       50,013
                                                     ----------   ----------
Deferred income taxes................................    70,253       74,818
                                                     ----------   ----------
Other liabilities....................................    60,865       61,360
                                                     ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.................................         -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  99,888,646
    shares issued....................................       999          999
  Additional paid-in capital.........................   441,484      441,553
  Treasury stock, at cost - 3,945,352 and 3,827,907
    shares...........................................   (38,229)     (37,091)
  Retained earnings..................................   372,946      399,126
  Accumulated other comprehensive income.............     7,030          999
                                                     ----------   ----------

    Total Stockholders' Equity.......................   784,230      805,586
                                                     ----------   ----------

Total Liabilities and Stockholders' Equity...........$1,395,584   $1,435,707
                                                     ==========   ==========
                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Quarter Ended

--------------------
                                                           March 30,  March 29,
                                                             1997       1998
                                                           ---------  --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 17,753   $ 19,730
                                                           --------   --------
Cash provided by operating activities:
  Net income.............................................    23,188     26,180
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................     9,960     10,539
      Goodwill amortization..............................     3,300      3,302
      Deferred income taxes..............................     4,919      5,379
  Increase in working capital items......................   (23,725)   (16,466)
  Purchases of trading securities........................   (15,227)   (18,917)
  Proceeds from sales of trading securities..............     3,082     43,930
  (Increase) decrease in net receivable from related
    parties..............................................     2,981       (272)
  Change in cumulative translation adjustment............    (6,475)    (3,173)
  Other, net.............................................     4,767      6,743
                                                           --------   --------

    Net cash provided by operating activities............     6,770     57,245
                                                           --------   --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................   (13,945)   (75,113)
  Proceeds from sale-leaseback transaction...............         -     56,050
  Purchases of available-for-sale securities.............   (38,246)  (126,268)
  Purchases of held-to-maturity securities...............    (1,623)         -
  Proceeds from sales of available-for-sale securities...    25,188     69,207
  Proceeds from held-to-maturity securities..............     1,386        311
                                                           --------   --------
   Net cash used in investing activities.................   (27,240)   (75,813)
                                                           --------   --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............         -      3,126
  Increase (decrease) in short-term debt.................       464     (3,014)
  Increase in borrowings under revolving credit facility.    32,575     17,000
  Other decrease in long-term debt.......................      (140)      (132)
  Decrease in loans from related party...................   (13,398)    (3,984)
  Other..................................................       705        926

--------   --------
Net cash provided by financing activities................    20,206     13,922
                                                           --------   --------
Net change in cash and cash equivalents..................      (264)    (4,646)
                                                           --------   --------
Cash and cash equivalents, end of period.................  $ 17,489   $ 15,084
                                                           ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).................  $ 10,533   $ 11,071
    Income taxes (including taxes paid/refunded
      pursuant to the Tax Sharing Agreement).............        36      5,395

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 29, 1998, and the results of operations and cash flows for the periods ended March 30, 1997 and March 29, 1998. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").

Note 1.  Merger of the Company into ISP Holdings Inc.


     On March 30, 1998, the Company's Board of Directors approved the merger of the Company with and into ISP Holdings Inc. ("ISP Holdings"), the owner of 80,500,000 shares of the Company's common stock (approximately 84% of the outstanding shares). ISP Holdings will be the surviving corporation of the merger. In the merger, each outstanding share of the Company's common stock, other than shares held in treasury or by ISP Holdings, will be converted into one share of common stock of the surviving corporation, whose name will be changed to International Specialty Products Inc. The merger is subject to, among other things, the approval of the holders of a majority of each of the respective companies' outstanding shares of common stock. As part of the transaction, the ownership of ISP Holdings' shareholders in the surviving corporation will be reduced by 26,666,667 shares, to 53,833,333 shares. As a result of the merger, in addition to the assets and liabilities of the Company, ISP Holdings' assets and liabilities will remain with the surviving corporation.


Note 2.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from currency translation and investments in available-for-sale securities, and pension liability adjustments.

                                                     Quarter Ended
                                                  --------------------
                                                  March 30,  March 29,
                                                    1997        1998
                                                  ---------  ---------
                                                      (Thousands)

Net income........................................$ 23,188    $ 26,180
                                                  --------   ---------
Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale
    securities:
  Unrealized holding gains arising during
    the period, net of income tax effect
    of $1,733 and $2,488..........................   5,489       5,325
  Less:  reclassification adjustment for
    gains included in net income, net of
    income tax effect of $823 and $3,466..........  (2,553)     (8,183)

--------   ---------
  Total...........................................   2,936      (2,858)
  Foreign currency translation adjustment.........  (6,475)     (3,173)
                                                  --------   ---------
Total other comprehensive income (loss)...........  (3,539)     (6,031)
                                                  --------   ---------
Comprehensive income..............................$ 19,649   $  20,149
                                                  ========   =========
     Changes in the components of "Accumulated other comprehensive income" for the quarter ended March 29, 1998 are as follows:

                             Unrealized  Cumulative
                             Gains on    Foreign      Minimum     Accumulated
                             Available-  Currency     Pension     Other
                             for sale    Translation  Liability   Comprehensive
                             Securities  Adjustment   Adjustment  Income
                                                          ---------  ----------
---------  ------------
                                               (Thousands)
Balance, December 31, 1997....$  6,073    $  1,650     $   (693)    $  7,030
Change for the period.........  (2,858)     (3,173)           -       (6,031)
                               --------    --------     --------     --------
Balance, March 29, 1998.......$  3,215    $ (1,523)    $   (693)    $    999
                              =========   ========     ========     ========


Note 3.  Earnings per Common Share

     Earnings per share data for the quarter ended March 30, 1997 have been restated to present "Basic Earnings per Share" and "Diluted Earnings per Share", in accordance with the provisions of SFAS No. 128, "Earnings per Share." Diluted Earnings per Share give effect to all dilutive potential common shares that were outstanding during the period under the Company's stock option plan - the 1991 Incentive Plan for Key Employees and Directors.

Note 4.  Acquisition

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease is to be accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.


Note 5.  Inventories

     Inventories comprise the following:

                                       December 31,    March 29,
                                           1997            1998
                                       ------------    ---------
                                               (Thousands)
     Finished goods................      $ 84,912     $ 74,941
     Work in process...............        20,088       21,553
     Raw materials and supplies....        18,408       21,606

--------     --------
     Total.........................       123,408      118,100
     Less LIFO reserve.............        (3,498)      (2,876)

--------     --------

     Inventories...................      $119,910     $115,224

========     ========


Note 6.  Contingencies


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

     For further information regarding environmental matters, reference is made to Note 12 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim against GAF

     Certain subsidiaries of the Company were members of the GAF Corporation ("GAF") consolidated Federal income tax group (the "GAF Group") in 1990 and, accordingly, would be severally liable for any tax liability of the GAF Group in respect of such year. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the GAF Group.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GFC be unable to satisfy such liability.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1998 Compared With
                        First Quarter 1997

     The Company recorded first quarter 1998 net income of $26.2 million (27 cents diluted earnings per share) versus $23.2 million (24 cents diluted earnings per share) in the first quarter of 1997. The 13% increase in net income was attributable to higher operating and other income and, to a lesser extent, lower interest expense.

      Net sales for the first quarter of 1998 were $200.7 million, a 5% increase compared with $191.2 million for the first quarter of 1997. The higher sales principally reflected higher sales of specialty chemicals (up $8.0 million) as a result of increased sales volumes (up $14.6 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($4.9 million), and, to a lesser extent, by unfavorable selling prices. Sales of mineral products increased $1.7 million (8%) for the first quarter due equally to increased sales volumes and favorable pricing, while sales of filter products decreased slightly for the quarter. The sales growth in the first quarter reflected increased sales in the U.S., Europe and the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region.

     Operating income for the first quarter of 1998 was $38.3 million compared with last year's $36.8 million. The increase in operating income reflected improved income from specialty chemicals (up $0.9 million) as a result of the increased sales and higher gross profit margins, partially offset by the impact of the stronger U.S. dollar. Operating income for the mineral products business increased $0.6 million (14%) due to higher sales levels and improved gross profit margins.

     Interest expense for the first quarter was $6.2 million compared with $6.7 million in the first quarter of 1997, with the decrease due primarily to lower average borrowings. Other income, net, for the first quarter of 1998 was $7.3 million compared with $4.6 million in the first quarter of 1997, principally reflecting higher investment income, partially offset by foreign exchange losses and miscellaneous nonrecurring expenses.


Liquidity and Financial Condition

     During the first quarter of 1998, the Company generated cash from operations of $57.2 million, reinvested $75.1 million for capital programs and an acquisition, generated $56.1 million from a sale-leaseback transaction related to the acquisition (see below and Note 4 to Consolidated Financial Statements), and used $56.8 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $18.6 million before financing activities. Cash from operations reflected a $25.0 million cash inflow from net sales of trading securities and also included $5.5 million of dividends received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $16.5 million, primarily reflecting a $16.3 million increase in trade accounts receivable due to $25.9 million higher sales in March 1998 versus December 1997, and a $6.3 million increase in accounts receivable, other, mainly due to an increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, partially offset by a $7.0 million decrease in inventories and a $4.0 million increase in payables.

     Net cash provided by financing activities in the first quarter of 1998 totaled $13.9 million, mainly reflecting a $17.0 million increase in borrowings under the Company's bank revolving credit facility and $3.1 million proceeds from the sale of the Company's accounts receivable, partially offset by a $4.0 million reduction in loans from the Company's parent company and a $3.0 million reduction in short-term borrowings.

     As a result of the foregoing factors, cash and cash equivalents decreased by $4.6 million during the first quarter of 1998 to $15.1 million (excluding $198.0 million of trading and available-for-sale securities and other short-term investments).

     As of March 29, 1998, the Company's scheduled repayments of long-term debt for the twelve months ending March 31, 1999 aggregated $200.6 million, including $200 million relating to the Company's 9% Senior Notes due 1999.

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease is to be accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

     On March 30, 1998, the Company's Board of Directors approved the merger of the Company with and into ISP Holdings, the owner of 80,500,000 shares of the Company's common stock (approximately 84% of the outstanding shares). ISP Holdings will be the surviving corporation of the merger. As a result of the merger, in addition to the assets and liabilities of the Company, ISP Holdings' assets and liabilities will remain with the surviving corporation. See Note 1 to Consolidated Financial Statements.

     The Company is in the process of implementing a new global information system for capturing, processing and analyzing data relating to manufacturing, customer service, sales order entry, inventory control and financial systems. In conjunction with this initiative, the Company is addressing its "Year 2000" compliance issues and does not believe that the costs associated with, or the impact of, these issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company has no information concerning the impact of Year 2000 issues on its suppliers and customers.

     See Note 6 to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended March 29, 1998. The Company filed a Report on Form 8-K, dated March 30, 1998, reporting events under Items 5 and 7 thereof.

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
                                        VERONA INC.
                                        BLUEHALL INCORPORATED


DATE:  May 12, 1998          BY:  /s/Randall R. Lay
       ------------               -------------------------

                                 Randall R. Lay
                                 Vice President and
                                   Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)